Form 10-Q
period 1995-09-30
UPTOWNER INNS INC
filed 1996-01-05
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

 For Quarter Ended_SEPTEMBER 30, 1995___________Commission File No.

0-1957

                              UPTOWNER INNS, INC.
          Exact name of registrant as specified in its charter

      West Virginia                        55-0457171
State or other jusrisdiction of            I.R.S. Employer
incorporation or organization              Identification Number




1415 4th Avenue, Huntington, West Virginia              25701
                                                    Zip Code

Registrants telephone number, including area code (304) 525-7741



Indicate by check mark whether registrant:

         (1) Has filed all reports required to be filed by
             Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
             (or for such shorter period that the registrant was required to file such reports), and

         (2) Has been subject to such filing requirement for the past 90 days.
                                 _x_Yes  ___No

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of the period covered by this report.

_________Class___________      Outstanding at _SEPTEMBER 30,
1995_________
Common STock-$.50 par value              1,583,563 Shares









                                      -1-




                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET




                                    ASSETS


                                      SEPTEMBER 30,
JUNE 30 ,


                                1994              1995

 1995
                              (Unaudited)       (Unaudited)








CURRENT ASSETS:


 Cash                      $   938,921       $   292,792     $

298,380
 Investments                                     579,439

576,470
 Accounts & Notes Rec.          48,742           104,157

86,063
 Inventories                     9,122            11,610

10,703
 Prepaid Expenses               18,275             6,073

18,710


TOTAL CURRENT ASSETS         1,015,060           994,071

990,326

PROPERTY, PLANT AND EQUIPMENT
 Land                          808,921           808,921

808,921
 Building & Improvement      5,347,481         5,322,204
5,322,204
 Furniture & Equipment       1,345,565         1,398,230
1,387,244

TOTAL                        7,501,967         7,529,355
7,518,369
 Less: Accumulated Depreciation
       and Amortization      3,275,969         3,452,423
3,393,773

TOTAL PROPERTY, PLANT
AND EQUIPMENT                4,225,998         4,076,932
4,124,596

OTHER ASSETS:
 Deposits and Other              4,831             4,185

 4,185

TOTAL OTHER ASSETS               4,831             4,185

 4,185

TOTAL ASSETS                 5,245,889         5,075,188
5,119,107











                                      -2-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  SEPTEMBER 30,             JUNE

30,
                              1994             1995
1995
                           (Unaudited)      (Unaudited)




CURRENT LIABILITIES:
 Accounts Payable          $    62,451       $    20,111     $

32,592
 Accrued Liabilities           233,435            89,759

89,634
 Taxes Other Than Federal
 Income Taxes                   42,079            83,239

158,236
 Notes Payable


 Current Portion of
 Long-Term Debt.               191,800           261,946

261,946

TOTAL CURRENT LIABILITIES      529,765           455,055

542,408

LONG-TERM LIABILITIES
 Notes &
 Mortgages Payable           2,774,850         2,470,569
2,527,941
 Notes Payable -
 Stockholders                   95,582            -0-

-0-

TOTAL LONG-TERM LIABILITIES  2,870,432         2,470,569
2,527,941

TOTAL LIABILITIES            3,400,197         2,925,624
3,070,349

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized -
 shares;                       791,782           791,782

791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290
1,032,290
 Retained Earnings              21,620           325,492

224,686

TOTAL STOCKHOLDERS
EQUITY                       1,845,692         2,149,564
2,048,758

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY          5,245,889         5,075,188
5,119,107








                                      -3-
                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30



                                          3 MONTHS         3 MONTHS


                                          9/30/94          9/30/95



REVENUES:
 Rooms                                  $   418,070       $
402,897
 Food & Beverage                             89,404
111,515
 Telephone                                   11,036
8,567
 Rents                                       59,241
54,028
 Other                                       12,009
17,644

TOTAL REVENUE                               589,760
594,651

COSTS AND EXPENSES:
 Operating Departments
  Cost of Sales                              56,803
58,539
  Salaries & Wages                          121,023
114,033
  Other                                      62,976
48,507
 General Admin.                              43,891
35,276
 Advertising                                 20,060
19,178
 Utilites                                    38,751
35,272
 Repair & Maint.                             28,383
23,245
 Interest                                    64,477
52,542
 Taxes & Licenses                            64,533
39,457
 Insurance                                   16,855
13,133
 Deprec. & Amort.                            62,138
58,650

TOTAL COST AND EXPENSE                      579,890
497,832

OPERATING INCOME                              9,870
96,819
OTHER INCOME (EXPENSE)
 Interest Income                               -0-
8,364
 Gain/Loss on Property, Plant,
  and Equipment                             281,664

-0-

NET INCOME (LOSS) BEFORE TAXES              291,534
105,183

FEDERAL INCOME TAXES AND PENALTIES
 Provision for Taxes on Income                 -0-
4,377
 Deferred Federal Income Taxes                 -0-

-0-
 Tax Penalties                                 -0-

-0-

TOTAL FEDERAL INCOME TAXES                     -0-
4,377

TOTAL NET INCOME                            291,534
100,806

EARNINGS PER SHARE                             .18

 .06
DIVIDENDS PER SHARE                     $      -0-        $

-0-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30




                                             1994
1995

Cash Flow From Operating Activities:
 Net Income (Accrual Basis; from
  Statement of Income                   $   291,534       $
100,806
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Gain of Sale of Assets                  (281,664)
   Accts. Receivables (Increase) Decrease     3,582
(18,094)
   Inventories (Increase) Decrease            9,484

 (907)
   Prepaid Expenses Decrease (Increase)       2,979

12,637
   Accounts Payable (Decrease) Increase      31,143
(12,481)
   Accrued Liabilities (Decrease) Increase   (2,987)

  125
  Taxes Other Than Federal Income Tax
   Increase (Decrease)                        27,177
(74,997)
   Deposits, Decrease                          8,429

  -0-
   Depreciation and Amortization Expense
     (Including Franchise)                    62,138

58,650

NET CASH OUTFLOW FROM OPERATIONS             151,815

65,739

Cash Flow from Investing Activities:
  Cash Inflow:
    From Sale of Operational Assets          747,523

  -0-
  Cash Outflows:
    Paid for Operational Assets & Other       (2,174)

(10,986)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                 745,349

(10,986)

Cash Flow from Financing Activities:
  Cash Outflows:
    Payment on Notes and Mortgages           (77,442)

(57,372)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                               (77,442)

(57,372)



Net Increases (Decreases) in Cash Plus Cash
Equivalents for the Three Months             819,722

(2,619)
Cash Plus Cash Equivalents at July 1         119,199

874,850
Cash Plus Cash Equivalents at September 30   938,921

872,231
Cash Paid for Interest in the Three Month     63,282

51,347
Cash Paid for Income Taxes in The Three Month   -0-

 4,377

                     UPTOWNER INNS, INC., AND SUBSIDAIRIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1995



1.  The financial statements presented reflect Uptowner Inns, Inc.,


    and its consolidated subsidiaries:  Motel and Restaurant
Supply.

2.  The foregoing statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included.  A summary of the Corporation's significant accounting policies is set forth in Note 1 to the


    Consolidated Financial Statements in the Corporation's Annual


    Report to shareholders and Form 10-K for June 30, 1995.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1995


     The significant changes in operating results for the periods compared is
the 3.6% decrease in room revenues and a decrease in rents of 8.8%.

Food and
beverage revenues increased 24.7% and other revenues were higher

(46.9%).
Total revenues were up less than 1%.

     Costs and Expenses were down overall by 14.1% due to decreases in all
areas of expenses.  As a result, operating income was up from $9870 to $96,819
before taxes.  The intent of management to maintain revenues while controlling
costs has resulted in a much improved operating statement.

     The liquidity of the company has continued to improve (2.18 this period
compared to 1.83 at June 30, 1995).  This is due to the improved operating
income and will continue for the next quarter.  It is anticipated that some of
the working capital will be expended to acquire property for a new motel and
to renew the Holiday Inn franchise.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                              SEPTEMBER 30, 1995





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS,

INC.
                                                     (Registrant)






Date:                                         By


                                                    Violet Midkiff


                                                     President





Date:                                         By


                                                    James R. Camp


                                                     Treasurer