Form 10-Q
period 1995-12-31
UPTOWNER INNS INC
filed 1996-01-31
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For Quarter Ended __DECEMBER 31, 1995______Commission File No. 0-1957

                              UPTOWNER INNS, INC.
          Exact name of registrant as specified in its charter

      West Virginia                        55-0457171
State or other jusrisdiction of            I.R.S. Employer
incorporation or organization              Identification Number


1415 4th Avenue, Huntington, West Virginia              25701
Address of principal executive office                Zip Code

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

_________Class___________      Outstanding at _DECEMBER 31, 1995_________
Common Stock-$.50 par value              1,583,563 Shares

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1995 AND 1994


                                    ASSETS


                                      DECEMBER 31,                 JUNE 30 ,
                                1995              1994             1995
                              (Unaudited)       (Unaudited)


CURRENT ASSETS:
 Cash                     $    220,014       $   284,226       $   298,380
 Investments                   392,997           583,597           576,470
 Accounts & Notes Rec.          76,464            53,451            80,132
 Acct. Rec.--Shareholder           451                96             5,931
 Inventories                    11,377             9,182            10,703
 Prepaid Expenses               12,783            15,382            18,710


TOTAL CURRENT ASSETS           714,086           945,934           990,326

PROPERTY, PLANT AND EQUIPMENT
 Land                        1,058,921           808,921           808,921
 Building & Improvement      5,322,204         5,381,975         5,322,204
 Furniture & Equipment       1,412,285         1,313,745         1,387,244
 Construction in Progress       10,000             -0-               -0-

TOTAL                        7,803,410         7,504,641         7,518,369
 Less: Accumulated Depreciation
       and Amortization      3,504,196         3,338,107         3,393,773

TOTAL PROPERTY, PLANT
AND EQUIPMENT                4,299,214         4,166,534         4,124,596

OTHER ASSETS:
 Franchise Fee                  65,000             -0-               -0-
 Deposits and Other              4,185            11,960             4,185

TOTAL OTHER ASSETS              69,185            11,960             4,185

TOTAL ASSETS                 5,082,485         5,124,428         5,119,107

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                     DECEMBER 31,               JUNE 30,
                                1995             1994               1995
                             (Unaudited)       (Unaudited)


CURRENT LIABILITIES:
 Accounts Payable          $    26,536       $    24,961     $    32,592
 Accrued Liabilities            88,547           176,511          89,634
 Taxes Other Than Federal
    Income Taxes                94,038            15,275         158,236
 Current Portion of
    Long-Term Debt.            261,946           250,000         261,946

TOTAL CURRENT LIABILITIES      471,067           466,747         542,408

LONG-TERM LIABILITIES
 Notes & Mortgages
   Payable                   2,420,969         2,667,459       2,527,941
 Notes Payable -
   Stockholders                  -0-              90,182           -0-

TOTAL LONG-TERM LIABILITIES  2,420,969         2,757,641       2,527,941

TOTAL LIABILITIES            2,892,036         3,224,388       3,070,349

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized -
 shares;                       791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             366,377            75,968         224,686

TOTAL STOCKHOLDERS
EQUITY                       2,190,449         1,900,040       2,048,758

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY          5,082,485         5,124,428       5,119,107

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)


                        THREE MONTHS ENDED              SIX MONTHS ENDED
                      12/31/95      12/31/94         12/31/95    12/31/94

   REVENUES:
     Rooms          $  311,467     $  382,734     $  714,364    $  800,804
     Food & Beverage   131,291        137,906        242,806       227,310
     Telephone          11,511         13,772         20,078        24,808
     Rents              60,985         50,775        115,013       110,016
     Other              28,491          8,045         46,135        20,054
   TOTAL REVENUE:      543,745        593,232      1,138,396     1,182,992

   COSTS AND EXPENSES:
   Operating Departments
   Cost of Sales           70,526         70,309        129,065       127,112
   Salaries & Wages       117,124        120,907        231,157       241,930
   Other                   52,447         49,566        100,954       112,542
   General & Admin.        25,958         36,250         61,234        80,141
   Advertising             15,193         17,401         34,371        37,461
   Utilites                29,985         28,653         65,257        67,404
   Repair & Maint.         25,071         43,138         48,316        71,521
   Interest                50,874         58,079        103,416       122,556
   Taxes & Licenses        51,520         44,124         90,977       108,657
   Insurance                4,025          8,319         17,158        25,174
   Depreciation            51,773         62,138        110,423       124,276
 TOTAL COST AND EXPENSE    494,496        538,884        992,328    1,118,774
 OPERATING INCOME (LOSS)    49,249         54,348        146,068       64,218

 OTHER INCOME
   Gain on sale of
     Property                -0-           -0-            -0-         281,664
 NET INCOME BEFORE TAXES   49,249         54,348        146,068       345,882

 FEDERAL INCOME TAXES
  Provision for taxes
     on Income               -0-           -0-            4,377         -0-
  Deferred Federal
     Income Taxes            -0-           -0-            -0-           -0-
 TOTAL FEDERAL INCOME TAXES  -0-           -0-            4,377         -0-

 TOTAL NET INCOME(LOSS)    49,249         54,348        141,691       345,882

 EARNINGS PER SHARE         .03             .03            .09          .22

 DIVIDENDS PER SHARE        -0-           -0-            -0-           -0-
                                                    -4-



                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                     FOR THE SIX MONTHS ENDED DECEMBER 31,


                                          1995                1994

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Accrual Basis) from
     Statement of Income              $    141,691      $    64,218
  Add (Deduct) to Reconcile Net Income to
   Net Cash Flow:
Accts. Receivables (Increase) Decrease       9,148           (1,223)
Inventories (Increase) Decrease               (674)           9,424
Prepaid Expenses Decrease (Increase)         5,927            5,872
Accounts Payable (Decrease) Increase        (6,056)          (6,347)
Accrued Liabilities (Decrease) Increase     (1,087)         (59,911)
Taxes Other Than Federal Income Tax
   Increase (Decrease)                      (64,198)             373
   Depreciation Expense                      110,423            124,276

NET CASH INFLOWS FROM OPERATIONS            195,174             136,682

CASH FLOW FROM INVESTING ACTIVITIES:
  From Sale of Investments                  183,473               -0-
  From Sale of Operational Assets             -0-               750,000
  From Purchase of Operational Assets      (350,041)             (6,025)
  From Purchase of Investments                -0-              (576,470)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                               (166,568)            167,505

CASH FLOW FROM FINANCING ACTIVITIES:
  Payment on Notes and Mortgages           (106,972)           (132,033)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                             (106,972)           (132,033)
    Net Increases (Decreases) in Cash Plus Cash
Equivalents for the Six Months              (78,366)            172,154
Cash Plus Cash Equivalents at July 1        298,380             119,199

Cash Plus Cash Equivalents--Dec. 31         220,014             291,353

Cash Paid for Interest in the Six Months    101,026             121,362

Cash Paid for Income Taxes in Six Months      4,377               -0-

                     UPTOWNER INNS, INC., AND SUBSIDAIRIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1993



1. The financial statements presented reflect Uptowner Inns, Inc., and its consolidated subsidiary: Motel and Restaurant Supply.

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

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1995



	Revenues in the current six month period decreased 3.8% due to a general decline in demand for rooms (down 10.8%), offset by an increase in Food & Beverage (6.8%), Rents (4.5%), and Other (130%). Management has continued a close monitoring of costs and reduced the total costs by 11.3%, resulting in an increase in operating income of $81,850 (up 127%) from the six months ended in the previous year. Major decreases occurred in Other (10.3%), General & Administrative (23.6%), Repairs and Maintenance (32.4%), Interest Expense (15.6%), Taxes and Licenses (16.3%), Insurance (31.8%), and Depreciation (11.1%). Interest rate declines by lenders accounted for most of the decline in interest expense and the efforts of management to contain costs was the major cause of the other decreases.

     The company liquidity declined from 1.83 current ratio at June 30, 1995, to 1.52 at December 31, 1995, due to the down payment on property to be used to build a motel in the next several months. An additional decline resulted from paying $65,000 to renew the Holiday Inn franchise.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                               DECEMBER 31, 1995





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