Form 10-Q/A
period 1995-09-30
UPTOWNER INNS INC
filed 1996-03-13
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

 For Quarter Ended_SEPT 30, 1995_____Commission File No. 0-1957

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