Form 10-Q
period 1996-03-31
UPTOWNER INNS INC
filed 1996-04-23
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.
                            FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For Quarter Ended_____MAR 31, 1996________Commission File No.0-1957

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

_________Class_______  Outstanding at _MARCH 31, 1996_________
Common STock-$.50 par value              1,583,563 Shares

              UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET
                     MARCH 31, 1996 AND 1995


                             ASSETS


                               MARCH 31,                  JUNE 30 ,

                                1996       1995             1995
                          (Unaudited)  (Unaudited)

CURRENT ASSETS:
  Cash                   $    137,702   $  339,993    $   298,380
  Temporary Investments       396,791      576,065        576,470
  Accounts & Notes Rec.        75,400       60,631         86,063
  Accts. Rec.--Shareholder      -0-          2,318          -0-
  Inventories                  10,254        9,592         10,703
  Prepaid Expenses             12,136       22,217         18,710

TOTAL CURRENT ASSETS          632,283    1,010,816        990,326

PROPERTY, PLANT AND EQUIPMENT
 Land                       1,058,921      808,921        808,921
 Building & Improvement     5,322,204    5,381,975      5,322,204
 Furniture & Equipment      1,439,532    1,317,267      1,387,244
 Construction in Progress      57,371       -0-            -0-

TOTAL                       7,878,028    7,508,163      7,518,369
 Less: Acc. Dep.
       and Amortization     3,555,968    3,400,245      3,393,773
TOTAL PROPERTY, PLANT
AND EQUIPMENT               4,322,060    4,107,918      4,124,596

OTHER ASSETS:
 Loan Costs & Franchise Fee    65,000       -0-            -0-
 Deposits and Other             4,768        4,685         4,185

TOTAL OTHER ASSETS             69,768        4,685         4,185

TOTAL ASSETS                5,024,111    5,123,419     5,119,107

              UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEET

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                 MARCH 31,               JUNE 30,
                              1996         1995              1995
                          (Unaudited)       (Unaudited)


CURRENT LIABILITIES:
 Accounts Payable        $    42,073     $     6,094       $ 32,592
 Accrued Liabilities          96,457         212,660         89,634
 Taxes Other Than Federal
     Income Taxes             78,680          16,864        158,236
 Current Portion of
     Long-Term Debt.         206,000         204,000        261,946

TOTAL CURRENT LIABILITIES    423,210         439,618        542,408

LONG-TERM LIABILITIES
 Notes &
   Mortgages Payable       2,424,991       2,666,889      2,527,941
 Notes Payable -
   Stockholders                -0-            89,602          -0-

TOTAL LONG-TERM
    LIABILITIES            2,424,991       2,756,491      2,527,941

TOTAL LIABILITIES          2,848,201       3,196,109      3,070,349

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized -
 shares;                     791,782         791,782       791,782
 Additional Paid-In
 Capital                   1,032,290       1,032,290     1,032,290
 Retained Earnings           351,838         103,238       224,686

TOTAL STOCKHOLDERS
   EQUITY                  2,175,910       1,927,310     2,048,758

TOTAL LIABILITIES AND
   STOCKHOLDERS EQUITY     5,024,111       5,123,419     5,119,107

              UPTOWNER INNS, INC., AND SUBSIDIARIES
            CONSOLIDATED INCOME STATEMENT (UNAUDITED)
          FOR THE PERIODS ENDED MARCH 31, 1996 AND 1995

                        THREE MONTHS ENDED   NINE MONTHS ENDED
                     3/31/96       3/31/95     3/31/96     3/31/95
REVENUES:
 Rooms          $  262,003     $  342,545     $   976,367   $ 1,143,349
 Food & Beverage    85,387         97,278         328,193       324,588
 Telephone             542          8,438          20,620        33,246
 Other              12,376         12,484          58,511        32,538
 Rents              55,812         60,793         170,825        70,809

TOTAL REVENUE      416,120        521,538       1,554,516     1,704,530
COSTS AND EXPENSES:
 Operating Departments
  Cost of Sales     69,329         49,310         198,394       176,422
  Salaries & Wages  97,356        104,137         328,513       346,067
  Other             45,063         68,019         146,017       180,561
  General & Admin.  21,582         32,367          82,816       112,508
  Advertising       15,301         23,692          49,672        61,153
  Utilites          34,399         31,294          99,656        98,698
  Repair & Maint.   18,747          5,194          67,063        76,715
  Interest          50,070         56,654         153,486       179,210
  Taxes & Licenses  37,330         40,383         128,307       149,040
  Insurance         20,508         21,080          37,666        46,254
  Deprec. & Amort.  51,773         62,138         162,196       186,414

TOTAL COST AND
        EXPENSE    461,458        494,268       1,453,786     1,613,042

OPERATING INCOME
         (LOSS)    (45,338)        27,270        100,730         91,488

OTHER INCOME (EXPENSE)
  Interest Income   30,799          -0-           30,799          -0-
  Gain/Loss on Property, Plant,
     and Equipment   -0-            -0-              -0-        281,664
NET INCOME (LOSS)
   BEFORE TAXES    (14,539)        27,270         131,529       373,152

FEDERAL INCOME TAXES
  AND PENALTIES
  Provision for
    Taxes on Income  -0-            -0-             4,377         -0-
  Deferred Federal
    Income Taxes     -0-            -0-              -0-          -0-

TOTAL FEDERAL
   INCOME TAXES      -0-            -0-             4,377         -0-

TOTAL NET INCOME
   (LOSS)          (14,539)        27,270         127,152       373,152
EARNINGS PER SHARE    (.01)           .02             .08           .24
DIVIDENDS PER SHARE  -0-            -0-             -0-           -0-

              UPTOWNER INNS, INC., AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31,


                                               1996         1995
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Accrual Basis; from
    Statement of Income                 $  127,152       $   91,488
  Add (Deduct) to Reconcile Net Income to
    Net Cash Flow:
   Accts. Receivables
     (Increase) Decrease                   10,663           (10,625)
   Inventories (Increase) Decrease            449             9,014
   Prepaid Expenses Decrease (Increase)     6,574            (  963)
   Accounts Payable (Decrease) Increase     9,481           (25,214)
   Accrued Liabilities (Decrease) Increase  6,822           (23,762)
   Taxes Other Than Federal Income
     Tax Increase (Decrease)              (79,556)            1,962
   Depreciation and Amortization Expense
     (Including Franchise)                162,196           186,414

NET CASH OUTFLOW FROM OPERATIONS          243,781           228,314

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash Inflow:
  From Sale of Investments                179,679             -0-
  From Sale of Operational Assets           -0-             750,000
  From Decrease (Inc.) of Other Assets   (65,583)             7,275
  From Purchase of Operational Assets   (359,659)            (9,547)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                            (245,563)           747,728

CASH FLOW FROM FINANCING ACTIVITIES:

    Payment on Notes and Mortgages      (158,896)          (179,183)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                          (158,896)          (179,183)
Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Nine Months       (160,678)           796,859

Cash Plus Cash Equivalents at July 1     298,380            119,199

Cash Plus Cash Equivalents at March 31   137,702            916,058

Cash Paid for Interest in Nine Months    149,900            175,624

Cash Paid for Income Tax in Nine Months    4,377              -0-

              UPTOWNER INNS, INC., AND SUBSIDAIRIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         MARCH 31, 1996



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

              UPTOWNER INNS, INC., AND SUBSIDIARIES
             MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         MARCH 31, 1996



	Revenues in the current nine month period decreased 8.8% due to a general decline in demand for rooms (down 14.6%).
Management has continued a close monitoring of costs and reduced the total costs by 9.9%, resulting in an increase in operating income of $9,242 (up 10.1%) from the nine months ended in the previous year. Salaries and wages decreased 5%, other costs and expenses declined 19.1%, General and Administrative reduced
26.4%, Advertising was 18.8% lower, interest decreased 14.4%, taxes and licenses dropped 13.9%, Insurance was 18.6% less and depreciation was down 13% These decreases were offset by the higher costs of sales (up 12.5%). Management constantly monitors costs to maintain more efficiency in costs, and the interest rate decline from the previous year has resulted (with less debt) in lower interest.

     The liquidity has reduced from 2.3 at 3/31/95 to 1.83 at 6/30/95 to 1.49 at 3/31/96. The major reason for the reduction was over $372,000 in payment for a franchise renewal ($65,000), down payment on real estate to build a hotel ($250,000), and some initial costs to move the project further.

                UPTOWNER INNS, INC., AND SUBSIDIARIES

                           SIGNATURES

                         MARCH 31, 1996





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          UPTOWNER INNS, INC.
                                              (Registrant)




Date:  April 17, 1996                         By:
                                                    Violet Midkiff
                                                     President





Date:  April 17, 1996                         By:
                                                    James C. Camp
                                                     Treasurer