Form 10-K
period 1995-06-30
UPTOWNER INNS INC
filed 1996-04-29
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20459
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1995; COMMISSION FILE NUMBER 0-1957



                                UPTOWNER INNS, INC.
              (Exact Name of Registrant as Specified in its Charter)


         West Virginia                               55-0457171
(State or Other Jurisdiction of                    (I.R.S. Employer
  Incorporation or Organization)               Identification Number)


 1415 4th Avenue, Huntington, West Virginia              25701
   (Address of Principal Executive Offices)           (Zip Code)

Registrant's Telephone Number, including area code  (304)  525-7741


Securities registered pursuant to Section 12 (g) of the Act:

                1,583,563 shares of common stock - $0.50 par value
                                 (Title of Class)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.

                       Yes         X   No


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 1995, was $543,025.

        As of June 30, 1995, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in
Part III, Items 10 and 11.

                                     PART I


ITEM 1. BUSINESS.

        (a) The registrant, Uptowner Inns, Inc., is a corporation that was incorporated in the State of West Virginia on July 1, 1961. The registrant owns and operates a motor hotel with a Holiday Inns Franchise that consists of dining, banquet, and lounge facilities, and also operates three apartment buildings, rental properties all located in the City for Huntington, West Virginia.

        The main physical property of Uptowner Inn of Parkersburg, Inc., had a swimming pool, dining and banquet facilities, and two parcels, owned in fee by such subsidiary, located in downtown Parkersburg, West Virginia at 415 Seventh Street. The Hotel was closed on June 30, 1987. On August 31, 1994, the property was sold for $750,000.

        A wholly owned subsidiary of the registrant, Motel and Restaurant Supply, which was incorporated in the State of West
Virginia on July 16, 1966, has had no activity since 1981.

        Neither the registrant nor any of its subsidiaries has experienced bankruptcy, receivership or similar proceedings; has been involved in reclassification, merger or consolidation; has acquired or, except as hereinafter set forth, disposed of any material amount of assets otherwise than in the ordinary course of business; or has undertaken any material change in the mode of conducting its business.


        (b) The registrant is engaged in substantially one line of business, to-wit, the operation of motor hotels and related facilities.



        (c) The registrant is engaged in substantially one line of business, to wit, the operation of motor hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals represents less than ten percent of the consolidated revenue of the registrant and its subsidiaries, which consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

        The hotel industry is highly competitive with the registrant competing against numerous national hotel franchises in Huntington, West Virginia. As the Companies' operations are generally one business segment, its competition locally includes Radisson hotel, Ramada Inn, Holiday Inn, Comfort Inn, and Red Roof Inn.

        Seasonality directly affects this business as a result of people not traveling or vacationing in large numbers in the late fall and winter because of poor weather at these geographical locations.

        At June 30, 1995, the registrant and its subsidiaries employ approximately 57 employees.


        (d)  The registrant has no foreign operation.

                                     PART II


Item 2. Properties.

        (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant and operated with a Holiday Inn Franchise. The motor hotel is subject to a mortgage in favor of the Twentieth Street Bank, Huntington, West Virginia, in the original amount of $2,000,000., payable in monthly installments of $22,568. per month, including interest at 10% until February 4, 2004, when the amount due must be paid in full. The balance at June 30, 1995 is $1,554,279.


        (b) The registrant owns in fee two lots, used for the over-flow parking, across the street from its main motor hotel at 1432-34 Fourth Avenue, in Huntington, West Virginia.


        (c) The registrant owns in fee an undeveloped lot acquired for future development or parking, across an alley from its main motor hotel at 1400 Fifth Avenue in Huntington, West Virginia.

        (d) The registrant owns in fee a lot improved by a three story brick building used as a fraternity house, across an alley from its main motor hotel, 1434 Fifth Avenue, in Huntington, West Virginia, acquired for rental and for future development.


        (e) The registrant owns in fee two lots immediately west of its motor hotel, 1401 Fourth Avenue, in Huntington, West Virginia, acquired for future development and currently used for parking.
This property is subject to a first mortgage in favor of the Twentieth Street Bank in the original amount of $2,000,000. as noted in Item 2 (a).


        (f) The registrant owns in fee and operates a 40 unit, two story apartment building within one city block of the motor hotel, at 1340 Fourth Avenue, in Huntington, West Virginia.


        (g) The registrant owns in fee a lot acquired for future development or parking, across the street from its main motor hotel at 1420 Fourth Avenue, in Huntington, West Virginia.


        (h) The registrant owns in fee an undeveloped lot acquired for future development or for parking, across an alley from its main motor hotel at 1438 Fifth Avenue, in Huntington, West Virginia.


        (i) The registrant owns in fee and operates a two story duplex within one city block of the main motor hotel at 1326 Fourth Avenue, in Huntington, West Virginia.

                                     PART II


        (j) The registrant owns in fee a lot improved by a three story building originally used as a store and apartment, within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia, acquired for rental and for future development, subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $44,546. at June 30, 1995.


        (k) The registrant owns in fee two parcels within one city block of the main motor hotel at 1436-38 Fourth Avenue and 1440-42 Fourth Avenue, in Huntington, West Virginia acquired for future development.


        (l) The registrant owns in fee a parcel of real estate on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is to be operated as a rental property until it is deemed beneficial to build and operate a decent motel in that location.


        (m) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking.


        (n) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991.
This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $484,577.




ITEM 3. LEGAL PROCEEDINGS:

        A suit in which the Uptowner Inns, Inc. is a defendant has been filed by an individual who was severely injured in an auto accident by a patron of the lounge. Legal counsel believes that good defenses exist in this action, and that the case will ultimately be resolved in Uptowner Inns, Inc.'s favor. The insurance company has denied liability in this case and legal counsel believes the risk of loss will fall to Uptowner Inns, Inc.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

        (a) The common stock of the registrant is traded in the over-the-counter market. During the past two years, there has been limited activity of common stock. These shares were traded at $.65 a share.


        (b) As of the 11th day of September 1995, the approximate number of record holders of common stock securities of the registrant was 1,184.


        (c) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6. SELECTED FINANCIAL DATA.

        The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 1995, June 30, 1994,
June 30, 1993, June 30, 1992 and June 30, 1991 on a scope similar to that set forth in the report included elsewhere in this report.
These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.



                                   UPTOWNER INNS, INC.

                                 SELECTED FINANCIAL DATA



              1995          1994          1993          1992          1991

Operating
 Revenues   2,317,690     2,114,079     2,152,955     2,114,112     2,138,837


Income (Loss) from
 Operations   187,670      (81,046)      (67,587)      (58,767)     (124,582)


Net Income
 (Loss)       494,600      (81,046)      (65,637)      (59,848)     (121,978)


Net Income (Loss)
 per share       .31        ( .05)        ( .04)        ( .04)        ( .08)


Weighted Average Number
 of Shares  1,583,563    1,583,563     1,583,563     1,583,563     1,583,563


Cash Dividends
 Per Share     -            -             -             -             -


Total
 Assets     5,119,107    4,976,461     4,732,530     4,538,590    4,814,910


Long-Term
 Debt       2,527,941    2,924,973     2,376,002     2,032,224    2,369,395




                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS




REVENUES

                                   1995            1994            1993

Total Revenues                 $ 2,317,690.    $ 2,114,079.    $ 2,152,955.

   Percentage Increase
      (Decrease)                     9.6%          ( 1.8)%           1.8%


Motor Inn Revenues               1,528,981       1,418,332       1,451,155

   Percentage Increase
      (Decrease)                     7.8%          ( 2.3)%           1.7%

   Percentage of Total Revenues     66.0%           67.1%           67.4%


Food and Beverage                  463,231         449,818         435,636

   Percentage Increase
      (Decrease)                     3.0%          ( 3.3)%         (11.3)%


Rents                              226,197.        175,289.        129,129.

   Percentage Increase
      (Decrease)                    29.0%           35.7%          ( 6.0)%




      Improvements in the local economy has resulted in an increase in Motor Inn Revenue and, in turn, the Food and Beverage revenue increases as well. The Rents have increased due to the completion and rental of the Huntington East apartments and commercial facility in the previous fiscal year and generating revenues all through the last year.



OPERATING COST AND EXPENSES

                          1995          1994          1993         1992

Cost of Sales       $   470,694.  $   457,974.  $   471,601.  $  460,659.
   Percentage increase
      (decrease)          2.8%        ( 2.9)%         2.3%       (10.8)%


Salaries                402,002.      403,436.      440,389.     420,736.
   Percentage increase
      (decrease)        (  .4)%       ( 8.4)%         4.5%       ( 1.2)%


Advertising             136,137.      139,974.       70,197.     133,096.
   Percentage increase
      (decrease)        ( 2.7)%       (99.4)%       (89.6)%      ( 2.0)%


Utilities               142,520.      152,825.      135,385.     131,110.
   Percentage increase
      (decrease)        ( 6.7)%       (12.9)%         3.2%         2.5%


Repairs and Maint.      127,974.      156,963.      117,398.     145,611.
   Percentage increase
      (decrease)        (18.5)%        33.7%        (24.0)%      (  .4)%


Interest                236,900.      202,215.      241,060.     222,827.
   Percentage increase
      (decrease)         17.2%        (16.1)%         7.2%       ( 3.1)%


Taxes and License       120,151.      123,811.      126,150.     107,834.
   Percentage increase
      (decrease)        ( 3.0)%       ( 1.9)%        14.5%       (10.5)%


Insurance and Other      45,027.       46,573.       59,514.      40,134.
   Percentage increase
      (decrease)        ( 3.3)%        21.7%         33.6%         3.1%


Total Cost
     and Expenses     2,130,020.    2,195,125.    2,220,542.   2,172,879.
   Percentage increase
      (decrease)        ( 3.0)%       ( 1.1)%         2.1%       ( 4.0)%




      Costs and expenses have been maintained at approximately the same levels due to management efforts to keep costs under control. An exception is interest, which is due to the general increase of interest rates during the past year and the mortgage on the Huntington East project having a full year of interest payments in 1995. The large decrease in repairs and maintenance is due to the greater work done in 1994 and the management decision to postpone some maintenance pending the inspection by Holiday Inn and their requirements for major changes to maintain the Holiday Inn franchise.


[CAPTION]
OTHER INCOME (EXPENSE)

                                     1995           1994           1993


Gain (Loss) on sales of property,
   plant and equipment          $     -         $    -        $    1,950.
Gain (Loss) on disposal of
   subsidiary                      306,930.          -              -





INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES

                                     1995           1994           1993

                               $   502,600.   $(   81,046.)  $(   65,637.)



INCOME TAXES

                                     1995           1994           1993

Income taxes (benefit)         $      -        $     -       $      -
Effective tax rate                    -              -              -


      There is no tax benefit for the fiscal years 1994 and 1993 due to the loss and the lack of any taxable income to apply this against. For the year ended June 30, 1995, the Company utilized operating loss carryforwards in the amount of $485,679. to offset taxable income. The Company has a carryforward loss for taxable income until the year 2008.




INCOME (LOSS)

                                     1995           1994           1993

                               $   494,600.   $(   81,046.)  $(   59,848.)




      The sale of the Parkersburg property in August 1994, with the gain of $306,930., had an obvious impact on income, but the increase in revenues of $203,611. and the decrease of expenses of $65,105. resulted in a significant change in Income From Operations from a loss of $81,046. in 1994 to an increase of $187,670. in 1995.

[CAPTION]
LIQUIDITY AND CAPITAL RESOURCES


                                          1995           1994

Resources available at
      June 30, 1995 and 1994

   Cash                            $   298,380.    $   119,199.
   Investments                         576,470.           -



      Because of resources available to the Company and its current financial condition and structure, it is management's opinion that, barring a severe decline in the nation's economy, there will be financial improvement in the future reporting periods.

      Due to the property sale and significant improvement of income from operations, the liquidity is the strongest the Company has ever experienced. It is anticipated that the next year will provide opportunity to improve the liquidity further, subject to the final costs that may be incurred to update the motor hotel property to retain the Holiday Inn Franchise. The improvement would be as a result of the operating activities continuing to generate a good cash flow and the costs of major improvements not causing declines.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES



                                     PART III


Item 10.   Directors and Executive Officers of the Registrant

        The information required by Item 10, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the captions "Election of Directors" and "Executive Officers of the Company" and is incorporated herein by reference.


Item 11.   Executive Compensation

        The information required by Item 11, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the caption "Remuneration of Directors and Executive Officers", and is incorporated herein by reference.



Item 12.   Security Ownership of Certain Beneficial Owners and
           Management

        (a) The registrant has issued only one type of security, namely, common capital stock. The following table sets forth certain information as to the persons and groups who are known to the registrant to be the beneficial owners of more than five percent of its voting securities.

Title of      Name and Address       Amount and Nature of      Percent
 Class        of Beneficial Owner    Beneficial Ownership      of Class

Common        Violet Midkiff          673,652   Direct and       42.5
              922 Eleventh Street                Indirect
              Huntington, West Virginia



           (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of     Name and Address        Amount and Nature of        Percent
 Class       of Beneficial Owner     Beneficial Ownership        of Class

Common       Arthur J. Huber          30,049   Indirect            1.9

Common       James R. Camp             6,212   Direct               .4

Common       Violet Midkiff          673,652   Direct and         42.5
                                                Indirect

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management (Cont'd)



Title of      Name and Address        Amount and Nature of       Percent
 Class        of Beneficial Owner     Beneficial Ownership       of Class

Common        Louis Abraham              2,546   Direct            .2

Common        Carl Midkiff               9,020   Direct and        .6
                                                  Indirect

Common        Olive Hager               21,870   Direct           1.4

Common        Six Officers and         743,349   Direct and      27.7
               Directors as a                     Indirect
               Group


        (c) There is no arrangement, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K


(A)(1)  Financial Statements:

        Uptowner Inns, Inc. and Subsidiaries
           Opinion of Independent Certified Public Accountant Consolidated Balance Sheets as of June 30, 1995 Consolidated Statement of Income for the
                Year Ended June 30, 1995
           Consolidated Statement of Stockholders' Equity
                for the Year Ended June 30, 1995
           Consolidated Statement of Cash Flows for the
                Year Ended June 30, 1995
           Notes to Consolidated Financial Statements

        Uptowner Inns, Inc. and Subsidiaries
           Opinion of Independent Certified Public Accountant
           Consolidated Balance Sheets as of June 30, 1994 and 1993 Consolidated Statement of Income for the
                Years Ended June 30, 1994, 1993 and 1992
           Consolidated Statement of Stockholders' Equity
                for the Years Ended June 30, 1994, 1993 and 1992
           Consolidated Statement of Cash Flows for the
                Years Ended June 30, 1994, 1993 and 1992
           Notes to Consolidated Financial Statements


(A)(2)  Schedules:

        Schedule II   -- Accounts Receivable from
                      Related Parties and Underwriters
        Schedule V    -- Property, Plant and Equipment
        Schedule VI   -- Accumulated Depreciation of
                      Property, Plant and Equipment
        Schedule VIII -- Valuation of Qualifying Accounts
        Schedule XII  -- Mortgage Loans on Real Estate

	          All other schedules are omitted since required information is either not applicable, not deemed material or is shown in the respective financial statements or in the notes thereto.


(A)(3)  Exhibits:

           (22)  Subsidiaries of Uptowner Inns, Inc.:

           All other required exhibits are incorporated in the Registration Statement Number 2-90194 of Uptowner Inns, Inc.

           No reports on Form 8-K have been filed during the period covered by this report. A Form 8-K was filed September 13, 1995 under Item 4 describing "Changes In Registrant's Certifying Accountant"

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

             ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS


Schedule II


  Column A     Column B     Column C     Column D     Column E     Column F
                                                        Other
              Balance at                               Changes    Balance at
              Beginning                               Increase      End of
Description    Period      Additions    Retirements  (Decrease)     Period


As to Uptowner Inns,
Inc. and Subsidiaries:

Year ended June 30, 1995
  Receivable  $   1,382.   $   5,931.   $   1,382.  $     -      $   5,931.




Year ended June 30, 1994
  Receivable  $    -       $   1,382.   $    -      $     -      $   1,382.




Year ended June 30, 1993
   Receivable $    -       $    -       $    -      $     -      $     -

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                              PROPERTY, PLANT AND EQUIPMENT

Schedule V


  Column A       Column B     Column C     Column D     Column E    Column F

                                                         Other
                Balance at                              Changes    Balance at
                Beginning                              Increase      End of
Description     Period       Additions    Retirements  (Decrease)    Period


Year Ended June 30, 1995:

  Land          $  985,437.  $    -      $  176,516.   $    -      $  808,921.
  Building and
   improvements  6,462,612.       -       1,092,949.    ( 47,459.)  5,322,204.
  Furniture and
   equipment     1,398,888.     43,852.     140,413.      47,459.   1,349,786.
  China, glassware
   and linen        37,458.       -            -            -          37,458.


Totals          $8,884,395.  $  43,852.  $1,409,878.   $    -      $7,518,369.





Year Ended June 30, 1994:

  Land          $  985,437.  $    -      $     -      $     -      $  985,437.
  Building and
   improvements  5,630,773.    831,839.        -            -       6,462,612.
  Furniture and
   equipment     1,379,614.     19,274.        -            -       1,398,888.
  China, glassware
   and linen        37,458.       -            -            -          37,458.
  Construction in
   progress        394,483.       -            -       ( 394,483.)       -

Totals          $8,427,765. $  851,113. $      -      $( 394,483.) $8,884,395.





Year Ended June 30, 1993:

  Land          $  985,437. $     -     $     -     $      -       $  985,437.
  Building and
   improvements  5,630,773.       -           -            -        5,630,773.
  Furniture and
   equipment     1,303,594.     76,020.       -            -        1,379,614.
  China, glassware
   and linen        37,458.       -           -            -           37,458.
  Construction in
   progress         49,390.    345,093.       -            -          394,483.

Totals          $8,006,652. $  421,113. $     -    $       -       $8,427,765.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


Schedule VI


  Column A       Column B     Column C     Column D     Column E    Column F

                                                          Other
                Balance at                               Changes    Balance at
                Beginning    Additions    Retirements    Increase      End of
 Description     Period       At Cost      or Sales     (Decrease)     Period

Year Ended June 30, 1995:

  Building and
   improvements  $2,978,072. $   31,062.  $  803,595.  $      -    $2,205,539.
  Furniture and
   equipment      1,159,656.    146,145.     140,413.         -     1,165,388.
  China, glassware
   and linen         22,846.       -            -             -        22,846.

Totals           $4,160,574. $  177,207.  $  944,008.  $      -    $3,393,773.





Year Ended June 30, 1994:

  Building and
   improvements  $2,640,418. $  337,654.  $     -      $      -    $2,978,072.
  Furniture and
   equipment      1,229,365.       -          69,709.         -     1,159,656.
  China, glassware
   and linen         22,846.       -            -             -        22,846.

Totals           $3,892,629. $  337,654.  $   69,709.  $      -    $4,160,574.






Year Ended June 30, 1993:

  Building and
   improvements  $2,474,828. $  165,590.  $     -      $      -    $2,640,418.
  Furniture and
   equipment      1,157,695.     71,670.        -             -     1,229,365.
  China, glassware
   and linen         22,846.       -            -             -        22,846.

Totals           $3,655,369. $  237,260.  $     -     $       -    $3,892,629.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                            VALUATION AND QUALIFYING ACCOUNTS

Schedule VIII



  Column A        Column B     Column C     Column D     Column E    Column F
                                  (1) Additions (2)

                Balance at   Charged to   Charged to   Deductions  Balance at
                Beginning    Profit and     Other         From       End of
 Description      Period       Loss       Accounts      Reserves     Period

As to Uptowner Inns, Inc.:

Year ended June 30, 1995:
  Reserve for doubtful
   accounts    $    3,000.  $       -    $       -    $       -   $    3,000.



Year ended June 30, 1994:
   Reserve for doubtful
    accounts   $    3,000.  $      -    $       -    $       -    $    3,000.




Year ended June 30, 1993:
   Reserve for doubtful
    accounts   $    3,000.  $    4,903. $       -   $     4,903.  $    3,000.





As to Uptowner Inns, Inc.
   and Subsidiaries:

Year ended June 30, 1995:
   Reserve for doubtful
    accounts   $     3,000. $        -  $        -  $        -    $    3,000.


Year ended June 30, 1994:
   Reserve for doubtful
    accounts   $    3,000.  $        -  $        -  $        -    $    3,000.




Year ended June 30, 1993:
   Reserve for doubtful
    accounts   $    3,000.  $    4,903. $       -   $    4,903.   $    3,000.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE


Schedule XII

                                             1995           1994

10% mortgage note due a financial
institution, secured by a deed of
trust, payable at $733. per month,
including interest, until June 2002         $44,546.       $48,621.

2% note due City of Huntington,
secured by a second deed of trust,
payable at $2,024. per month,
including interest, until January 2008      269,939.       288,620.

10% note due a financial
institution, secured by a
deed of trust, payable at
$22,568. per month including
interest, until February
2004                                     1,554,279.      1,666,704.

Deferred payment note due the
City of Huntington, secured by
a deed of trust on rental property,
payable in full during first five
years if property is sold,
20% forgiveness per year
in sixth through tenth
years, dated September 1989               45,000.           5,000.

7.5% mortgage note,
unsecured, payable at $218.
per month, including
interest, until January 1995              23,260.          24,108.

Prime plus 2% installment
note due a financial
institution, secured by
equipment, payable at $527.
per month, including
interest, retired January
1995                                       -                2,647.

11.0% installment note due a
financial institution,
secured by an automobile,
payable at $401. per month,
including interest.  Retired
in 1995                                    -                5,042.

Prime plus 1% installment
note due a financial
institution, secured by
second deed of trust,
payable at $1,213. per
month, including interest,
until September 2002                     78,195.           86,055.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE

Schedule XII


                                      1995               1994

Prime plus 2% installment
note due a financial
institution, secured by
equipment, payable at $586.
per month, including
interest, until February
1997                               $11,224.              $16,858.

Installment note due a
financial institution,
payable at $1,044. per
month, including interest,
for twelve months                     -                       5.

5.5% mortgage note due to
the West Virginia Housing
Development Fund, secured
by a deed of trust, payable
at $3,070. per month,
including interest, until
November 2018                     484,577.              534,828.

Prime plus 2% note due a
financial institution.
Retired in September 1994            -                   28,000.

Prime plus 1% installment
note due a financial
institution, secured by a
deed of trust, payable at
$2,902. per month, including
interest, until February
1999                             231,057.               244,627.

10% note due an individual,
payable at $1,526. per month,
including interest,retired
March 1995                          -                    13,166.

10% note due an individual,
interest payable annually,
due December 1993                 8,000.                  8,000.

10% note due an individual
interest payable annually,
due December 1993                39,810.                 39,810.

6.0% note due an individual,
payable at $1,161. per month,
including interest until
August 2002.  Retired in
1995                                -                    87,582.

                               2,789,887.             3,139,673.

Less current portion             261,946.               214,701.

                              $2,527,941.             $2,924,972.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES




             Exhibit 22 - Subsidiaries of Uptowner Inns, Inc.

                   *  Motel & Restaurant Supply
                       100% Owned Subsidiary
                       Incorporated in the State of West Virginia












                 *     Represents a Corporation which had
                       no activity during
                       fiscal year June 30, 1994

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           UPTOWNER INNS, INC.



                                      By:  Violet Midkiff
                                           Violet Midkiff, President
                                              February  1996



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: Arthur Huber
                               Arthur Huber, Vice President
                                  February  1996



                           By: James R. Camp
                               James R. Camp, Treasurer and Director
                                  February   1996


                           By: Olive Hager
                               Olive Hager, Secretary and Director
                                  February   1996


                           By: Carl E. Midkiff
                               Carl E. Midkiff, Director
                                  February   1996



                           By: Louis Abraham
                               Louis Abraham, Director
                                  February   1996