Form 10-K
period 1996-06-30
UPTOWNER INNS INC
filed 1996-11-14
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20459
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1996; COMMISSION FILE NUMBER 0-1957



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

                       Yes         X   No


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 1996, was $612,166.

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


        (b) The registrant is engaged in substantially two line of businesses: the operation of motor hotels and related facilities; and the operation of residential/commercial rental properties.



        (c) The registrant is engaged in substantially two line of business, to wit, the operation of motor hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals exceeds ten percent of the consolidated revenue of the registrant and its subsidiaries, which consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

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

        At June 30, 1996, the registrant and its subsidiaries employ approximately 55 employees.


        (d)  The registrant has no foreign operation.

                                     PART II


Item 2. Properties.

        (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant and operated with a Holiday Inn Franchise. The motor hotel is subject to a mortgage in favor of the Twentieth Street Bank, Huntington, West Virginia, in the original amount of $2,000,000., payable in monthly installments of $22,568. per month, including interest at 10% until February 4, 2004, when the amount due must be paid in full. The balance at June 30, 1996 is $1,435,579.


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


        (i) The registrant owns in fee a vacant lot within one city block of the main motor hotel at 1326 Fourth Avenue, in Huntington, West Virginia.

                                     PART II


        (j) The registrant owns in fee a lot improved by a three story building originally used as a store and apartment, within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia, acquired for rental and for future development, subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $40,100. at June 30, 1996.


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


        (n) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991.
This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $474,122.


       (o) On November 21, 1995, Uptowner Inns, Inc. entered into a contract with the Huntington Urban Renewal Authority, for the purchase of land in Huntington, West Virginia, approximately one mile from the main motor hotel in the amount of $588,060. A good faith deposit of $250,000. was made on the above date. The sale is expected to be closed by October 1996. Uptowner Inns, Inc. is committed to make agreed upon improvements to this land.



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

        There are other suits pending at June 30, 1996 in which the Corporation is a defendant. In the opinion of management and legal counsel, the Corporation's potential liability arising from such cases is not reasonably determinable at this time.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
        HOLDER MATTERS.

        (a) The common stock of the registrant is traded in the over-the-counter market. During the past two years, there has been limited activity of common stock. These shares were traded at $.65 a share.


        (b) As of the 20th day of September 1996, the approximate number of record holders of common stock securities of the registrant was 1,461.


        (c) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6. SELECTED FINANCIAL DATA.

        The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 1996, June 30, 1995,
June 30, 1994, June 30, 1993 and June 30, 1992 on a scope similar to that set forth in the report included elsewhere in this report.
These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.



                                   UPTOWNER INNS, INC.

                                 SELECTED FINANCIAL DATA



              1996          1995          1994          1993          1992

Operating
 Revenues   2,098,085     2,317,690     2,114,079     2,152,955     2,114,112


Income (Loss) from
 Operations    93,835       187,670       (81,046)      (67,587)      (58,767)


Net Income
 (Loss)        89,458       494,600       (81,046)      (65,637)      (59,848)


Net Income (Loss)
 per share       .06           .31         ( .05)        ( .04)        ( .04)

Weighted Average Number
 of Shares  1,583,563     1,583,563     1,583,563     1,583,563     1,583,563


Cash Dividends
 Per Share       -             -             -             -             -


Total
 Assets     5,011,385     5,119,107     4,976,461     4,732,530     4,538,590


Long-Term
 Debt       2,322,279     2,527,941     2,924,973     2,376,002     2,032,224




                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS




REVENUES

                                   1996            1995            1994

Total Revenues                 $2,098,085.     $ 2,317,690.    $ 2,114,079.

   Percentage Increase
      (Decrease)                    (9.5)%           9.6%          ( 1.8)%

Motor Inn Revenues               1,322,668.      1,528,981.      1,418,332.

   Percentage Increase
      (Decrease)                   (13.5)%           7.8%          ( 2.3)%

   Percentage of Total Revenues     63.0%           66.0%           67.1%


Food and Beverage                  435,756         463,231.         449,818.

   Percentage Increase
      (Decrease)                    (5.9)%           3.0%           ( 3.3)%


Rents                              233,853.        226,197.         175,289.

   Percentage Increase
      (Decrease)                     3.4%           29.0%            35.7%




      Motor Inn revenues decreased due to local economic conditions and competion from other facilities. The food and beverage decrease is due to the decreased number of guests and local competition in the food industry. Rents increased due to a change in the personnel managing the rental units, and improved occupancy.

OPERATING COST AND EXPENSES

                          1996          1995          1994          1993

Cost of Sales       $   362,029.  $   397,215.  $   457,974.  $   471,601.
   Percentage increase
      (decrease)         (8.9)%       (13.3)%       ( 2.9)%         2.3%

Salaries                475,637.      489,763.      403,436.      440,389.
   Percentage increase
      (decrease)         (2.9)%       (21.4)%        (8.4)%         4.5%


Advertising             117,833.      136,137.      139,974.       70,197.
   Percentage increase
      (decrease)        (13.4)%        (2.7)%        99.4%        (89.6)%


Utilities               150,454.      142,520.      152,825.      135,385.
   Percentage increase
      (decrease)          5.6%         (6.7)%        12.9%          3.2%


Repairs and Maint.       66,769.       95,049.      156,963.      117,398.
   Percentage increase
      (decrease)        (29.8)%       (39.4)%        33.7%         24.0%


Interest                222,742.      236,900.      202,215.      241,060.
   Percentage increase
      (decrease)         (6.0)%        17.2%        (16.1)%         7.2%

Taxes and License       197,093.      208,048.      123,811.      126,150.
   Percentage increase
      (decrease)         (5.3)%        68.0%         (1.9)%        14.5%


Insurance and Other      34,912.       45,027.       46,573.       59,514.
   Percentage increase
      (decrease)        (22.5)%        (3.3)%       (21.7)%        33.6%


Total Cost
     and Expenses     2,004,250.    2,130,020.    2,195,125.    2,220,542.
   Percentage increase
      (decrease)         (5.9)%        (3.0)%        (1.1)%         2.1%



          Costs and expenses are slightly less overall due to the decreased revenues. However, major decreases in repairs and maintenance and due to plans to close the motel property on completion of a new motel which is projected to be 15 to 18 months from the balance sheet date.
Insurance has decreased due to more favorable premiums in the current year.



[CAPTION]
OTHER INCOME (EXPENSE)

                                     1996           1995           1994


Gain (Loss) on sales of property,
   plant and equipment          $     -         $    -        $     -
Gain (Loss) on disposal of
   subsidiary                   $     -           306,930.          -





INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES

                                     1996          1995           1994

                               $    93,835.  $   494,600.   $(   81,046.)



INCOME TAXES

                                     1996           1995          1994

Income taxes (benefit)         $     4,377.    $     -       $     -
Effective tax rate                   4.7%            -             -


      There is no tax benefit for the fiscal years 1994 and 1993 due to the loss and the lack of any taxable income to apply this against. For the year ended June 30, 1996, the Company utilized operating loss carryforwards in the amount of $38,160. to offset taxable income and incurred $4,377. in alternative minimum tax. The Company has a carryforward loss for taxable income until the year 2008.




INCOME (LOSS)

                                     1996           1995           1994

                                $   89,458.   $   494,600.   $(   81,046.)




      The sale of the Parkersburg property in August 1994, with the gain of $306,930., had an obvious impact on income, but the increase in revenues of $203,611. and the decrease of expenses of $65,105. resulted in a significant change in Income From Operations; however, decreased revenues of $219,605. in 1996 and decreased costs and expenses of $125,770. resulted in a decrease in Income From Operations of $93,835. in 1996.

[CAPTION]
LIQUIDITY AND CAPITAL RESOURCES


                                          1996           1995

Resources available at
      June 30, 1996 and 1995

   Cash                            $    463,998.   $   298,380.
   Investments                             -           576,470.


          The liquidity of the Company decreased in 1996 due to the contract with Huntinton Urban Renewal authority to purchase land and construct a new motel. Almost $500,000. has been invested as of June 30, 1996 from current cash fund.

          The future liquidity will be affected by the Company's operations and will not improve significantly under current economic conditions. It is possible further decline will occur due to the restructuring of the current property on completion of the new hotel, now projected for late 1997.

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

Title of      Name and Address       Amount and Nature of      Percent
 Class        of Beneficial Owner    Beneficial Ownership      of Class

Common      Violet Midkiff            694,686   Direct and       43.9
            922 Eleventh Street                  Indirect
            Huntington, West Virginia



           (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of     Name and Address        Amount and Nature of        Percent
 Class       of Beneficial Owner     Beneficial Ownership        of Class

Common     Arthur J. Huber            30,049   Indirect            1.9

Common     James R. Camp               8,371   Direct               .5

Common     Violet Midkiff            694,686   Direct and         43.9
                                               Indirect

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management (Cont'd)



Title of      Name and Address        Amount and Nature of       Percent
 Class        of Beneficial Owner     Beneficial Ownership       of Class

Common      Louis Abraham                3,346   Direct            .2

Common      Carl Midkiff                 9,020   Direct and        .6
                                                 Indirect

Common      Olive Hager                 21,870   Direct           1.4

Common      Six Officers and           767,342   Direct and      48.5
             Directors as a                      Indirect
              Group


        (c) There is no arrangement, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K


(A)(1)  Financial Statements:

        Uptowner Inns, Inc. and Subsidiaries
           Opinion of Independent Certified Public Accountant Consolidated Balance Sheets as of
              June 30, 1996 and 1995
           Consolidated Statement of Income for the
              Year Ended June 30, 1996 and 1995
           Consolidated Statement of Stockholders' Equity
              for the Year Ended June 30, 1996 and 1995
           Consolidated Statement of Cash Flows for the
              Year Ended June 30, 1996 and 1995
           Notes to Consolidated Financial Statements

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

             ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS


Schedule II


  Column A     Column B     Column C     Column D     Column E     Column F

                                                        Other
              Balance at                               Changes    Balance at
              Beginning                               Increase      End of
Description    Period      Additions    Retirements  (Decrease)     Period


As to Uptowner Inns,
 Inc. and Subsidiaries:

Year ended June 30, 1996

  Receivable  $   5,931.   $    -       $   5,931.   $     -      $    -




Year ended June 30, 1995

  Receivable  $   1,382.   $   5,931.   $   1,382.   $     -      $   5,931.




Year ended June 30, 1994

  Receivable  $    -       $   1,382.   $    -       $     -      $   1,382.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                              PROPERTY, PLANT AND EQUIPMENT

Schedule V


  Column A       Column B     Column C     Column D     Column E    Column F

                                                       Other
                Balance at                             Changes     Balance at
                Beginning                              Increase      End of
Description     Period       Additions   Retirements   (Decrease)    Period


Year Ended June 30, 1996:

  Land          $  808,921.  $ 279,000.  $     -       $    -      $1,087,921.
  Building and
   improvements  5,322,204.       -            -            -       5,322,204.
  Furniture and
   equipment     1,349,786.     55,250.        -            -       1,405,036.
  China, glassware
   and linen        37,458.       -            -            -          37,458.
  Construction in
   Progress           -        143,390.        -            -         143,390.

Totals          $7,518,369.  $ 477,640.  $     -       $    -      $7,996,009.





Year Ended June 30, 1995:

  Land          $  985,437.  $    -      $  176,516.   $     -     $  808,921.
  Building and
   improvements  6,462,612.       -       1,092,949.     (47,459.)  5,322,204.
  Furniture and
   equipment     1,398,888.     43,852.     140,413.      47,459.   1,349,786.
  China, glassware
   and linen        37,458.       -            -            -          37,458.

Totals          $8,884,395. $   43,852. $      -      $1,409,878.  $7,518,369.





Year Ended June 30, 1994:

  Land          $  985,437. $     -     $     -     $      -       $  985,437.
  Building and
   improvements  5,630,773.    831,839.       -            -        6,462,612.
  Furniture and
   equipment     1,379,614.     19,274.       -            -        1,398,888.
  China, glassware
   and linen        37,458.       -           -            -           37,458.
  Construction in
   progress        394,483.       -           -        (394,483)         -

Totals          $8,427,765. $  851,113. $     -    $   (394,483)   $8,884,395.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


Schedule VI


  Column A       Column B     Column C     Column D     Column E    Column F

                                                          Other
                Balance at                               Changes    Balance at
                Beginning    Additions    Retirements    Increase      End of
 Description     Period       At Cost      or Sales     (Decrease)     Period

Year Ended June 30, 1996:

  Building and
   improvements  $2,205,539. $  174,740.  $   -        $      -    $2,380,279.
  Furniture and
   equipment      1,165,388.     42,193.      -               -     1,207,581.
  China, glassware
   and linen         22,846.       -          -               -        22,846.

Totals           $3,393,773. $  216,933.  $   -        $      -    $3,610,706.





Year Ended June 30, 1995:

  Building and
   improvements  $2,978,072. $   31,062.  $ 803,595.   $      -    $2,205,539.
  Furniture and
   equipment      1,159,656.    146,145.    140,413.          -     1,165,388.
  China, glassware
   and linen         22,846.       -            -             -        22,846.

Totals           $4,160,574. $  177,207.   $ 944,008.  $      -    $3,393,773.






Year Ended June 30, 1994:

  Building and
   improvements  $2,640,418. $  337,654.  $     -      $      -    $2,978,072.
  Furniture and
   equipment      1,229,365.       -          69,709.         -     1,159,656.
  China, glassware
   and linen         22,846.       -            -             -        22,846.

Totals           $3,892,629. $  337,654.  $   69,709.   $     -    $4,160,574.

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

Year ended June 30, 1996:
  Reserve for doubtful
   accounts    $    3,000.  $       -    $       -    $       -   $    3,000.



Year ended June 30, 1995:
   Reserve for doubtful
    accounts   $    3,000.  $      -    $       -    $       -    $    3,000.




Year ended June 30, 1994:
   Reserve for doubtful
    accounts   $    3,000.  $      -    $       -   $        -    $    3,000.





As to Uptowner Inns, Inc.
   and Subsidiaries:

Year ended June 30, 1996:
   Reserve for doubtful
    accounts   $     3,000. $        -  $        -  $        -    $    3,000.


Year ended June 30, 1995:
   Reserve for doubtful
    accounts   $    3,000.  $        -  $        -  $        -    $    3,000.



Year ended June 30, 1994:
   Reserve for doubtful
    accounts   $    3,000.  $       -   $       -   $        -    $    3,000.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE


Schedule XII

                                             1996           1995

10% mortgage note due a financial
institution, secured by a deed of
trust, payable at $733. per month,
including interest, until June 2002         $40,100.       $44,546.

2% note due City of Huntington,
secured by a second deed of trust,
payable at $2,024. per month,
including interest, until January 2008      250,881.       269,939.

10% note due a financial
institution, secured by a
deed of trust, payable at
$22,568. per month including
interest, until February
2004                                      1,435,579.     1,554,279.

Deferred payment note due the
City of Huntington, secured by
a deed of trust on rental property,
payable in full during first five
years if property is sold,
20% forgiveness per year
in sixth through tenth
years, dated September 1989                 36,000.         45,000.

7.5% mortgage note,
unsecured, payable at $218.
per month, including
interest, until January 1995                22,182.         23,260.

Prime plus 1% installment
note due a financial
institution, secured by
second deed of trust, payable
at $1,213. per month, including
interest, until September
2002                                        70,278.         78,195.

Prime plus 2% installment
note due a financial
institution, secured by
equipment, payable at $586.
per month, including interest,
until February 1997                          5,106.          11,224.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE

Schedule XII


                                      1996               1995


5.5% mortgage note due to
the West Virginia Housing
Development Fund, secured
by a deed of trust, payable
at $3,070. per month,
including interest, until
November 2018                       474,122.             484,577.


Prime plus 1% installment
note due a financial
institution, secured by a
deed of trust, payable at
$2,902. per month, including
interest, until February
1999                                218,147.             231,057.


10% note due an individual,
interest payable annually,
due December 1993                     8,000.               8,000.

10% note due an individual
interest payable annually,
due December 1993                    39,810.              39,810.


                                  2,600,204.           2,789,887.

Less current portion                277,925.             261,946.

                                $ 2,322,279.         $ 2,527,941.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES




             Exhibit 22 - Subsidiaries of Uptowner Inns, Inc.

                   *  Motel & Restaurant Supply
                       100% Owned Subsidiary
                       Incorporated in the State of West Virginia












                 *     Represents a Corporation which had
                       no activity during
                       fiscal year June 30, 1996 or 1995

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           UPTOWNER INNS, INC.



                                      By:  Violet Midkiff
                                           Violet Midkiff, President
                                              November  1996



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: Arthur Huber
                               Arthur Huber, Vice President
                                  November  1996



                           By: James R. Camp
                               James R. Camp, Treasurer and Director
                                  November  1996


                           By: Olive Hager
                               Olive Hager, Secretary and Director
                                  November  1996


                           By: Carl E. Midkiff
                               Carl E. Midkiff, Director
                                  November  1996



                           By: Louis Abraham
                               Louis Abraham, Director
                                  November  1996