Form 10-Q
period 1996-09-30
UPTOWNER INNS INC
filed 1996-11-19
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

 For Quarter Ended_SEPTEMBER 30, 1996___________Commission File No. 0-1957

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

_________Class___________      Outstanding at _SEPTEMBER 30, 1996_________
Common STock-$.50 par value              1,583,563 Shares

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                      SEPTEMBER 30,             JUNE 30 ,


                                1996              1995             1996
                              (Unaudited)       (Unaudited)


CURRENT ASSETS:
 Cash                      $   294,187       $   292,792     $   463,998
 Investments                                     579,439           -0-
 Accounts & Notes Rec.          41,591           104,157          54,656
 Inventories                    10,863            11,610           9,226
 Prepaid Expenses               17,877             6,073          28,398


TOTAL CURRENT ASSETS            364,518           994,071         556,278

PROPERTY, PLANT AND EQUIPMENT
 Land                         1,381,323           808,921       1,087,921
 Building & Improvement       5,322,204         5,322,204       5,322,204
 Construction in Progress       199,311             -0-           143,390
 Furniture & Equipment        1,449,174         1,398,230       1,442,494

TOTAL                        8,352,012         7,529,355       7,996,009
 Less: Accumulated Depreciation
       and Amortization      3,662,479         3,452,423       3,610,706

TOTAL PROPERTY, PLANT
AND EQUIPMENT                4,689,533         4,076,932       4,385,303

OTHER ASSETS:
 Deposits and Other             69,460             4,185          69,804

TOTAL OTHER ASSETS              69,460             4,185          69,804

TOTAL ASSETS                 5,123,511         5,075,188       5,011,385

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  SEPTEMBER 30,             JUNE 30,
                              1996             1995             1996
                           (Unaudited)      (Unaudited)


CURRENT LIABILITIES:
 Accounts Payable          $   155,291       $    20,111     $    71,182
 Accrued Liabilities            77,864            89,759          94,041
 Taxes Other Than Federal
 Income Taxes                  130,603            83,239         107,742
 Notes Payable
 Current Portion of
 Long-Term Debt.               277,925           261,946         277,925

TOTAL CURRENT LIABILITIES      641,683           455,055         550,890

LONG-TERM LIABILITIES

 Notes &
 Mortgages Payable           2,269,588         2,470,569       2,322,279


TOTAL LONG-TERM LIABILITIES  2,269,588         2,470,569       2,322,279

TOTAL LIABILITIES            2,911,271         2,925,624       2,873,169

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized -
 shares;                       791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             388,168           325,492         314,144

TOTAL STOCKHOLDERS
EQUITY                       2,212,240         2,149,564        2,138,216

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY          5,123,511         5,075,188        5,011,385

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                          3 MONTHS         3 MONTHS
                                          9/30/96          9/30/95

REVENUES:
 Rooms                                  $   395,568       $   402,897
 Food & Beverage                             86,378           111,515
 Telephone                                    8,008             8,567
 Rents                                       57,026            54,028
 Other                                       10,937            17,644

TOTAL REVENUE                               557,917           594,651

COSTS AND EXPENSES:
 Operating Departments
  Cost of Sales                              48,790            58,539
  Salaries & Wages                          117,814           114,033
  Other                                      62,373            48,507
 General Admin.                              27,064            35,276
 Advertising                                 16,856            19,178
 Utilites                                    33,246            35,272
 Repair & Maint.                             23,503            23,245
 Interest                                    48,222            52,542
 Taxes & Licenses                            40,640            39,457
 Insurance                                   13,612            13,133
 Deprec. & Amort.                            51,773            58,650

TOTAL COST AND EXPENSE                      483,893           497,832

OPERATING INCOME                             74,024            96,819
OTHER INCOME (EXPENSE)

 Interest Income                               -0-              8,364

NET INCOME (LOSS) BEFORE TAXES               74,024           105,183

FEDERAL INCOME TAXES AND PENALTIES
 Provision for Taxes on Income                 -0-              4,377
 Deferred Federal Income Taxes                 -0-                -0-
 Tax Penalties                                 -0-                -0-

TOTAL FEDERAL INCOME TAXES                     -0-              4,377

TOTAL NET INCOME                             74,024           100,806

EARNINGS PER SHARE                             .05               .06
DIVIDENDS PER SHARE                     $      -0-        $       -0-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                             1996               1995

Cash Flow From Operating Activities:
 Net Income (Accrual Basis; from
  Statement of Income                   $    74,024       $    100,806
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease    13,065             (18,094)
   Inventories (Increase) Decrease           (1,637)               (907)
   Prepaid Expenses Decrease (Increase)      10,521              12,637
   Accounts Payable (Decrease) Increase      84,109             (12,481)
   Accrued Liabilities (Decrease) Increase  (16,177)                125
  Taxes Other Than Federal Income Tax
   Increase (Decrease)                        22,861            (74,997)
   Deposits (Decrease)                          344              -0-
   Depreciation and
      Amortization Expense                    51,773              58,650

NET CASH OUTFLOW FROM OPERATIONS             238,883              65,739

Cash Flow from Investing Activities:

  Cash Outflows:
    Paid for Operational Assets & Other     (356,003)            (10,986)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                (356,003)            (10,986)

Cash Flow from Financing Activities:
  Cash Outflows:
    Payment on Notes and Mortgages           (52,691)            (57,372)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                               (52,691)            (57,372)


Net Increases (Decreases) in Cash Plus Cash
Equivalents for the Three Months            (169,811)           (  2,619)
Cash Plus Cash Equivalents at July 1         463,998             874,850
Cash Plus Cash Equivalents at September 30   294,187             872,231

Cash Paid for Interest in the Three Month     47,027              51,347

Cash Pd for Income Taxes in The Three Months    -0-                4,377

                     UPTOWNER INNS, INC., AND SUBSIDAIRIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996



1. The financial statements presented reflect Uptowner Inns, Inc., and its consolidated subsidiaries: Motel and Restaurant Supply.

2. The foregoing statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 1996.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1996


     The significant changes in operating results for the periods compared is the 1.8% decrease in room revenues and a decrease in Food and Beverage of 22.5%. Rents increased 5.5% and other revenues were lower by 38%. Total revenues were up down 6.2%. The decline in the food and beverage revenues has resulted from competition in the area and difficulties in getting good personnel in other areas.

     Costs and Expenses were down overall by 2.8% due to decreases in most areas of expenses. As a result, operating income was down from $96,819 to $74,024 before taxes. The decline in revenues is the main cause of the decline in expenses, but expenses are at the general level needed to maintain operations.

     Due to the expenditures for property to construct a new motel, the working capital has decreased from 2.2 at 09/30/95 to 1.01 at 06/30/96 and .56 at 09/30/96. This was anticipated and should not deteriorate further as the expansion will be financed by notes from this date forward.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                              SEPTEMBER 30, 1996





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:  November 08, 1996                      By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:  November 08, 1996                      By    James R. Camp
                                                    James R. Camp
                                                     Treasurer