Form 10-Q
period 1996-12-31
UPTOWNER INNS INC
filed 1997-01-31
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For Quarter Ended_______DECEMBER 31, 1996  ________Commission File No. 0-1957

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

_________Class___________      Outstanding at ___DECEMBER 31, 1996_______
Common Stock-$.50 par value                 1,583,563 Shares

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996 AND 1995


                                    ASSETS


                                      DECEMBER 31,             JUNE 30,

                                 1996              1995            1996
                              (Unaudited)       (Unaudited)

CURRENT ASSETS:
  Cash                      $   241,411       $   220,014     $   463,998
  Investments                    - 0 -            392,997          - 0 -
  Accounts & Notes Rec.          21,208            76,464          54,656
  Accts. Rec.--Shareholder       - 0 -                451          - 0 -
  Inventories                    10,101            11,377           9,226
  Prepaid Expenses               16,432            12,783          28,398


TOTAL CURRENT ASSETS            289,152           714,086         556,278

PROPERTY, PLANT & EQUIPMENT
  Land                        1,386,777         1,058,921       1,087,921
  Building & Improvement      5,322,204         5,322,204       5,322,204
  Construction in Progress      234,636            10,000         143,390
  Furniture & Equipment       1,447,447         1,412,285       1,442,494

TOTAL                         8,391,064         7,803,410       7,996,009
  Less:
  Accumulated Depreciation
       and Amortization       3,714,968         3,504,196       3,610,706

TOTAL PROPERTY, PLANT
AND EQUIPMENT                 4,676,096         4,299,214       4,385,303

OTHER ASSETS:
  Deposits and Other             69,353            69,185          69,804

TOTAL OTHER ASSETS               69,353            69,185          69,804

TOTAL ASSETS                  5,034,601         5,082,485       5,011,385









                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1996 AND 1995


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  DECEMBER 31,                JUNE 30,

                              1996             1995             1996
                           (Unaudited)      (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable          $    84,961       $    26,536     $    71,182
 Accrued Liabilities            92,594            88,547          94,041
 Taxes Other Than Federal
 Income Taxes                  146,457            94,038         107,742
 Current Portion of
 Long-Term Debt.               281,925           261,946         277,925

TOTAL CURRENT LIABILITIES      605,937           471,067         550,890

LONG-TERM LIABILITIES
 Notes &
 Mortgages Payable           2,202,322         2,420,969       2,322,279

TOTAL LONG-TERM LIABILITIES  2,202,322         2,420,969       2,322,279

TOTAL LIABILITIES            2,808,259         2,892,036       2,873,169

STOCKHOLDERS' EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563      791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             402,270           366,377         314,144

TOTAL STOCKHOLDERS'
EQUITY                       2,226,342         2,190,449       2,138,216

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         5,034,601         5,082,485       5,011,385








                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
               FOR THE PERIODS ENDED DECEMBER 31, 1996 AND 1995


                      THREE MONTHS ENDED              SIX MONTHS ENDED
                   12/31/96         12/31/95      12/31/96       12/31/95

REVENUES:
 Rooms           $  314,294      $  311,467       $  709,862       $  714,364
 Food & Beverage     94,350         131,291          180,728          242,806
 Telephone            8,655          11,511           16,663           20,078
 Rents               59,021          60,985          116,047          115,013
 Other               25,418          28,491           36,355           46,135
TOTAL REVENUE       501,738         543,745        1,059,655        1,138,396

COSTS AND EXPENSES:
  Operating Departments
 Cost of Sales       50,580          70,526           99,370          129,065
 Salaries & Wages   130,956         117,124          248,770          231,157
 Other               60,903          52,447          123,276          100,954
 General & Admin.    32,237          25,958           59,301           61,234
 Advertising          2,884          15,193           19,740           34,371
 Utilites            23,399          29,985           56,645           65,257
 Repair & Maint.     29,608          25,071           53,111           48,316
 Interest            47,271          50,874           95,493          103,416
 Taxes & Licenses    43,626          51,520           84,266           90,977
 Insurance           13,683           4,025           27,295           17,158
 Deprec. & Amort.    52,489          51,773          104,262          110,423
TOTAL COST
  & EXPENSES        487,636         494,496          971,529          992,328

NET OPERATING INCOME (LOSS)
BEFORE TAXES         14,102          49,249           88,126          146,068

FEDERAL INCOME TAXES
AND PENALTIES
  Provision for Taxes
  on Income           -0-             -0-              -0-              4,377
  Deferred Federal
  Income Taxes        -0-             -0-              -0-              -0-
TOTAL FEDERAL INCOME
   TAXES              -0-             -0-              -0-              4,377

TOTAL NET
INCOME (LOSS)        14,102          49,249           88,126          141,691

EARNINGS PER SHARE     .01             .03              .06              .09

DIVIDENDS PER SHARE   -0-             -0-              -0-              -0-




                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1996


                                               1996               1995

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Accrual Basis; from
   Statement of Income                   $     88,126        $    141,691
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease      33,448               9,148
   Inventories (Increase) Decrease               (875)               (674)
   Prepaid Expenses Decrease (Increase)        11,966               5,927
   Accounts Payable (Decrease) Increase        13,779              (6,056)
   Accrued Liabilities (Decrease) Increase     (1,447)             (1,087)
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                       38,715             (64,198)
     Depreciation Expense                     104,262             110,423

NET CASH INFLOWS FROM OPERATIONS              287,974             195,174

CASH FLOW FROM INVESTING ACTIVITIES:

  From Sale of Investments                      -0-               183,473
  From Purchase of Operational Assets        (394,604)           (350,041)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                 (394,604)           (166,568)

CASH FLOW FROM FINANCING ACTIVITIES:

   Payment on Notes and Mortgages            (115,957)           (106,972)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                               (115,957)           (106,972)

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Six Months             (222,587)            (78,366)
Cash Plus Cash Equivalents at July 1          463,998             298,380

Cash Plus Cash Equivalents at December 31     241,411             220,014


Cash Paid for Interest in the Six Months       93,103             101,026


Cash Paid for Income Taxes in The Six Months    -0-                 4,377






                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996



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

































                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1996


     Revenues in the current period decreased 6.9%. The major portion is caused by the 25% decline in Food & Beverage sales, but significant percentage declines occurred in Telephone Revenues (down 17%) and Other Revenues (down
21%).

     Costs were decreased 2% due mainly to the decreasing Cost of Sales (down
23%), Utilities (down 13%), and Advertising (down 43%). Salaries and Wages increased 7.6%, Other Expenses increased 22%, Repairs and Maintenance increased 9.9%, Insurance increased 59%. Cost increases were due to the current economic conditions and to the need to incur costs to maintain or improve the operations of the company. Decreases were due to decreased activities (Cost of Sales) coupled with management's efforts to reduce food costs; decreased activity and weather conditions reduced utility consumption;
and other costs decreased marginally.

     The liquidity has declined from 1.52 at December 31, 1995, to a current level of .48. This is caused by the property acquisition and costs to begin construction of a new hotel. Construction contracts are awarded, financing has been obtained, and the project is scheduled for completion in February, 1998. Liquidity will continue to be a problem for the company for some time.



























                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                               DECEMBER 31, 1996





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:   January 30, 1997                      By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:   January 30, 1997                      By    James R. Camp
                                                    James R. Camp
                                                     Treasurer













                                      -8-



