Form 10-Q
period 1997-03-31
UPTOWNER INNS INC
filed 1997-05-12
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

For Quarter Ended_____MARCH 31, 1997___________Commission File No. 0-1957

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

_________Class___________      Outstanding at _MARCH 31, 1997_________
Common Stock-$.50 par value              1,583,563 Shares

                      UPTOWNER INNS, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997 AND 1996


                                    ASSETS


                                      MARCH 31,                 JUNE 30 ,


                                1997              1996             1996
                             (Unaudited)       (Unaudited)

CURRENT ASSETS:
 Cash                     $     96,878        $  137,702      $    463,998
 Temporary Investments           -0-             396,791             -0-
 Accounts & Notes Rec.          60,988            75,400            54,656
 Inventories                    10,216            10,254             9,226
 Prepaid Expenses               22,550            12,136            28,398

TOTAL CURRENT ASSETS           190,632           632,283           556,278

PROPERTY, PLANT AND
  EQUIPMENT
 Land                        1,386,777         1,058,921         1,087,921
 Building & Improvement      5,322,204         5,322,204         5,322,204
 Construction in Progress      904,916            57,731           143,390
 Furniture & Equipment       1,451,631         1,439,532         1,442,494

TOTAL                        9,065,528         7,878,028         7,996,009
 Less: Acc. Dep.
       and Amortization      3,766,923         3,555,968         3,610,706

TOTAL PROPERTY, PLANT
  AND EQUIPMENT              5,298,605         4,322,060         4,385,303

OTHER ASSETS:
 Deposits and Other             70,149            69,768            69,804

TOTAL OTHER ASSETS              70,149            69,768            69,804

TOTAL ASSETS                 5,559,386         5,024,111         5,011,385



                      UPTOWNER INNS, INC., AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1997 AND 1996


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                      MARCH 31,                  JUNE 30,
                                1997             1996              1996
                             (Unaudited)       (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable          $   115,645       $    42,073     $    71,182
 Accrued Liabilities           103,834            96,457          94,041
 Taxes Other Than Federal
 Income Taxes                  165,191             7,868         107,742
 Current Portion of
 Long-Term Debt.               286,925           206,000         277,925

TOTAL CURRENT LIABILITIES      671,595           423,210         550,890

LONG-TERM LIABILITIES
 Notes &
 Mortgages Payable           2,678,145         2,424,991       2,322,279

TOTAL LONG-TERM LIABILITIES  2,678,145         2,424,991       2,322,279

TOTAL LIABILITIES            3,349,740         2,848,201       2,873,169

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563      791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             385,574           351,838         314,144

TOTAL STOCKHOLDERS'
EQUITY                       2,209,646         2,175,910       2,138,216

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY         5,559,386         5,024,111       5,011,385



                      UPTOWNER INNS, INC., AND SUBSIDIARY
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                 FOR THE PERIODS ENDED MARCH 31, 1997 AND 1996

                           THREE MONTHS ENDED             NINE MONTHS ENDED
                         3/31/96        3/31/97         3/31/96       3/31/97

REVENUES:
 Rooms                  $  262,003    $  244,302     $  976,367   $   954,164
 Food & Beverage            85,387        68,807        328,193       249,535
 Telephone                     542        10,469         20,620        27,132
 Other                      12,376          (353)        58,511        36,002
 Rents                      55,812        60,038        170,825       176,085

TOTAL REVENUE              416,120       383,263      1,554,516     1,442,918
COSTS AND EXPENSES:
  Operating Departments
  Cost of Sales             69,329        40,472        198,394       139,842
  Salaries & Wages          97,356        91,214        328,513       339,984
  Other                     45,063        53,108        146,017       176,384
  General & Admin.          21,582        17,908        82,816        77,209
  Advertising               15,301        15,762        49,672        35,502
  Utilites                  34,399        24,860        99,656        81,505
  Repair & Maint.           18,747         5,065        67,063        58,176
  Interest                  50,070        46,466       153,486       141,959
  Taxes & Licenses          37,330        47,402       128,307       131,668
  Insurance                 20,508        12,743        37,666        40,038
  Deprec. & Amort.          51,773        51,955       162,196       156,217

TOTAL COST AND EXPENSES    461,458       406,955     1,453,786     1,378,484

OPERATING INCOME (LOSS)    (45,338)      (23,692)      100,730        64,434

OTHER INCOME (EXPENSE)
  Interest Income           30,799         6,996        30,799         6,996

NET INCOME (LOSS)
  BEFORE TAXES             (14,539)        6,996       131,529        71,430

FEDERAL INCOME TAXES
  AND PENALTIES
   Provision for
   Taxes on Income           -0-           -0-           4,377         -0-
   Deferred Federal
   Income Taxes              -0-           -0-           -0-           -0-
TOTAL FEDERAL
  INCOME TAXES               -0-           -0-           4,377         -0-
TOTAL NET INCOME
  (LOSS)                   (14,539)      (16,696)      127,152        71,430
EARNINGS PER SHARE          (.01)         (.01)          .08           .05
DIVIDENDS PER SHARE          -0-           -0-           -0-           -0-

                      UPTOWNER INNS, INC., AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED MARCH 31,


                                                1996                1997
CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Accrual Basis; from
   Statement of Income                    $    127,152        $     71,430
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease       10,663              (6,332)
   Inventories (Increase) Decrease                 449                (990)
   Prepaid Expenses Decrease (Increase)          6,574               5,848
   Accounts Payable (Decrease) Increase          9,481              44,463
   Accrued Liabilities (Decrease) Increase       6,822               9,793
   Taxes Other Than Federal Income Tax
   Increase (Decrease)                         (79,556)             57,449
 Depreciation and Amortization Expense
     (Including Franchise)                     162,196             156,217

NET CASH OUTFLOW FROM OPERATIONS               243,781             337,878

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash Inflow:
  From Sale of Investments                     179,679               -0-
  From Decrease (Inc.) of Other Assets         (65,583)               (345)
  From Purchase of Operational Assets         (359,659)          1,069,864

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                  (245,563)          1,069,864

CASH FLOW FROM FINANCING ACTIVITIES:

    Proceeds from Notes                          -0-               554,279
    Payment on Notes and Mortgages            (158,896)           (189,413)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                (158,896)            364,866

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Nine Months             (160,678)           (367,120)

Cash Plus Cash Equivalents at July 1           298,380             463,998

Cash Plus Cash Equivalents at March 31         137,702              96,878

Cash Paid for Interest in Nine Months          149,900             138,377

Cash Paid for Income Tax in Nine Months          4,377               -0-


                      UPTOWNER INNS, INC., AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997



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

                      UPTOWNER INNS, INC., AND SUBSIDIARY
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 1997

     Total revenues decreased 7.2% for the nine-month period of 1997 compared to nine months ended March 31, 1996. The decrease in Room Revenue of 2.3%, and Other Revenues of 38.5% were partially offset by the 31.5% increase in Telephone Revenues and 3.1% increase in Rent Revenues. Room Revenues have been declining for several quarters due to competition. Food and Beverage has declined for the same reason.

     Costs and Expenses were reduced 5.1% due to reduced Cost of Sales (30%), Advertising (28.5%), Utilities (18.2%), Repairs and Maintenance (13.3%), Depreciation (3.7%), and Interest (7.5%). Increases in Salaries and Wages (3.5%), Other (21%), Taxes and Licenses (2.6%), and Insurance (6.3%) offset the reductions. Management has attempted to reduce operating costs due to the declining revenues and the temporary status of the current motel operations pending the completion and opening of a new operation approximately seven blocks from the present location. Additionally, the loss of the Holiday Inn franchise in January, 1997, has caused some revenue decrease, but this has been overcome greatly by the costs eliminated for franchise fees, institutional advertising, and other franchise requirements.

     The registrant's liquidity has eroded further as evidenced by the current ratio of 1.5 at March 31, 1996, compared to 1.01 at June 30, 1996, and .28 to 1 at March 31, 1997. Temporary investments obtained from proceeds on the sale of real estate in Parkersburg, West Virginia, in 1995 were used to acquire land and commence construction on the new facility to be opened in late February 1998. The liquidity is also negatively affected by the seasonal downtown business experienced in the previous four months. It is anticipated that any improvement will be only slight and that the next year to twenty-four months will not show significant improvement, if any.

                      UPTOWNER INNS, INC., AND SUBSIDIARY

                                  SIGNATURES

                                MARCH 31, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:  April 28, 1997                         By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:  April 28, 1997                         By    James R. Camp
                                                    James R. Camp
                                                     Treasurer