Form 10-K
period 1997-06-30
UPTOWNER INNS INC
filed 1997-12-02
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20459
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1997; COMMISSION FILE NUMBER 0-1957



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

                   X   Yes            No


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 1997, was $597,884.

        As of June 30, 1997, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in
Part III, Items 10 and 11.

                                     PART I


ITEM 1. BUSINESS.

        (a) The registrant, Uptowner Inns, Inc., is a corporation that was incorporated in the State of West Virginia on July 1, 1961. The registrant operates a 137 room , full service hotel built in 1962 by the registrant. On January 17, 1997, the Holiday Inn franchise was terminated. The franchise required standard fees for advertising, reservation system, etc.

        The clientele are predominately business travelers due to the downtown location and occupancy for the year averaged 44.5% with an average of $57. rate per room. This yielded a revenue for available rooms of $9,300. per year.

        This facility may be changed to a long-term residential use facility on completion of the Holiday Inn Hotel & Suites facility adjacent to the Huntington Civic Arena. Consideration of continuing to operate as a hotel is an alternative, and other possible uses may be analyzed.

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


        (b) The registrant is engaged in substantially two lines of businesses, to wit, the operation of motor hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals exceeds ten percent of the consolidated revenue of the registrant and its subsidiaries, which consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

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

        At June 30, 1997, the registrant and its subsidiaries employ approximately 50 employees.


        (d)  The registrant has no foreign operation.

                                     PART II


Item 2. Properties.

        (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant. The motor hotel is subject to a mortgage in favor of the Twentieth Street Bank, Huntington, West Virginia, in the original amount of $2,000,000., payable in monthly installments of $22,568. per month, including interest at 10% until February 4, 2004, when the amount due must be paid in full. The balance at June 30, 1997 is $1,340,087.


        (b) The registrant owns in fee two lots, used for the over-flow parking, across the street from its main motor hotel at 1432-34 Fourth Avenue, in Huntington, West Virginia.


        (c) The registrant owns in fee an undeveloped lot acquired for future development or parking, across an alley from its main motor hotel at 1400 Fifth Avenue in Huntington, West Virginia. It is anticipated the lot will be sold within the next fiscal year.

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


        (g) The registrant owns in fee a lot acquired and used for parking, across the street from its main motor hotel at 1420
Fourth Avenue, in Huntington, West Virginia.


        (h) The registrant owns in fee an undeveloped lot acquired for future development or for parking, across an alley from its main motor hotel at 1438 Fifth Avenue, in Huntington, West Virginia.
It is anticipated the lot will be sold within the next fiscal year.

        (i) The registrant owns in fee a vacant lot within one city block of the main motor hotel at 1326 Fourth Avenue, in Huntington, West Virginia. It is anticipated the lot will be sold within the next fiscal year.

                                     PART II


        (j) The registrant owns in fee a lot improved by a three story building originally used as a store and apartment, within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia, acquired for rental and for future development, subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $35,043. at June 30, 1997.


        (k) The registrant owns in fee two parcels within one city block of the main motor hotel at 1436-38 Fourth Avenue and 1440-42 Fourth Avenue, in Huntington, West Virginia acquired for future development.


        (l) The registrant owns in fee a parcel of real estate on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is currently used as a parking lot unitl it is deemed beneficial to build and operate a decent motel in that location.


        (m) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking.


        (n) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991.
This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $463,078.


        (o) The registrant owns in fee a lot improved by construction in progress of a Holiday Inn Hotel & Suites located in downtown Huntington at 800 Third Avenue. This purchase was finalized in December 17, 1996 from a contract entered into on November 21, 1995. The property is subject to a mortgage in favor of Huntington Urban Renewal Authority in the amount of $540,000., 8.5% rate of interest, maturing February 2004, the balance of which is $540,000. and subject to a line of credit in the amount of $417,809., prime plus 1% rate of interest for construction in progress.

        The facility is expected to be completed by February 1998 and will be marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and will be used as a major part of marketing for conventions and meetings in the Tri-State area.

        Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.

                                PART II


ITEM 3. LEGAL PROCEEDINGS:

        A $10 million suit in which the Uptowner Inns, Inc. is a defendant has been filed in Cabell County Circuit Court by James R. Burton, an individual who was severely injured in an auto accident by a patron of the lounge. Legal counsel believes that good defenses exist in this action, and that the case will ultimately be resolved in Uptowner Inns, Inc.'s favor. The insurance company has denied liability in this case and legal counsel believes the risk of loss will fall to Uptowner Inns, Inc.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           SECRUITY HOLDER MATTERS


        (a) The common stock of the registrant is traded in the over-the-counter market. During the past two years, there has been limited activity of common stock. These shares were traded at $.65 a share.


        (b) As of the 20th day of September 1997, the approximate number of record holders of common stock securities of the registrant was 1,461.

        (c) The registrant has paid no individual with respect to its common stock during the past two years.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information of Uptowner Inns, Inc., and Subsidiaries is for the years ended June 30, 1997, June 30, 1996, June 30 1995, June 30, 1994, and June 30, 1993, on a scope similar to that set forth in the report included elsewhere in this report. These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.



                                   UPTOWNER INNS, INC.

                                 SELECTED FINANCIAL DATA



              1997          1996          1995          1994          1993

Operating
 Revenues   1,867,013     2,098,085     2,317,690     2,114,079     2,152,955


Income (Loss) from
 Operations    74,257        93,835       187,670       (81,046)      (67,587)


Net Income
 (Loss)        74,257        89,458       494,600       (81,046)      (65,637)


Net Income (Loss)
 per share       .05           .06           .31         ( .05)        ( .04)

Weighted Average Number
 of Shares  1,583,563     1,583,563     1,583,563     1,583,563     1,583,563


Cash Dividends
 Per Share       -             -             -             -             -


Total
 Assets     6,535,810     5,011,385     5,119,107     4,976,461     4,732,530

Long-Term
 Debt       3,119,901     2,322,279     2,527,941     2,924,973     2,376,002


        Revenues increased in 1995 due to marketing tour buses and a generally improved economic clientele. The decline in 1996 resulted from the tour bus increase being temporary and the further decline in 1997 resulted from general business decline and the loss of the Holiday Inn franchise in January 1997.


                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                     FINANCIAL CONDITION AND RESULTS OF OPERATIONS




REVENUES

                                   1997            1996            1995

Total Revenues                 $ 1,867,013.    $ 2,098,085.    $ 2,317,690.

   Percentage Increase
      (Decrease)                  ( 11.0)%        (  9.5)%           9.6%

Motor Inn Revenues               1,198,307.      1,322,668.      1,528,981.

   Percentage Increase
      (Decrease)                  (  9.4)%        ( 13.5)%           7.8%

   Percentage of Total Revenues     64.2%           63.0%           66.0%


Food and Beverage                  352,279.        435,756         463,231.

   Percentage Increase
      (Decrease)                  ( 19.2)%        (  5.9)%           3.0%


Rents                              235,986.        233,853.        226,197.

   Percentage Increase
      (Decrease)                      .9%            3.4%           29.0%




      Motor inn revenue decreased in 1996 due to reductions in bus tours and competion from other facilities. Food and beverage revenues decreased due to fewer guests and increased competition in the area due to more restaurants. Rents increased due to slightly improved occupancy and some rate increases.

OPERATING COST AND EXPENSES

                          1997          1996          1995          1994

Cost of Sales       $   291,619.  $   362,029.  $   397,215.  $   457,974.
   Percentage increase
      (decrease)        (19.5)%        (8.9)%       (13.3)%       ( 2.9)%

Salaries                475,893.      475,637.      489,763.      403,436.
   Percentage increase
      (decrease)           .1%         (2.9)%       (21.4)%        (8.4)%

Advertising              80,171.      117,833.      136,137.      139,974.
   Percentage increase
      (decrease)        (32.0)%       (13.4)%        (2.7)%        99.4%

Utilities               118,048.      150,454.      142,520.      152,825.
   Percentage increase
      (decrease)        (21.5)%         5.6%         (6.7)%        12.9%

Repairs and Maint.       64,610.       66,769.       95,049.      156,963.
   Percentage increase
      (decrease)         (3.2)%       (29.8)%       (39.4)%        33.7%

Interest                204,798.      222,742.      236,900.      202,215.
   Percentage increase
      (decrease)         (8.1)%        (6.0)%        17.2%        (16.1)%

Taxes and License       196,937.      197,093.      208,048.      123,811.
   Percentage increase
      (decrease)         ( .1)%        (5.3)%        68.0%         (1.9)%


Insurance and Other      36,145.       34,912.       45,027.       46,573.
   Percentage increase
      (decrease)        ( 3.4)%       (22.5)%        (3.3)%       (21.7)%


Total Cost
     and Expenses     1,792,756.     2,004,250.    2,130,020.    2,195,125.
   Percentage increase
      (decrease)        (10.6)%         (5.9)%        (3.0)%        (1.1)%



          Cost of sales decreased due to the decrease in the revenues and better management of food and beverage costs. Advertising decreased in 1996 due to the room revenue decrease that affected the change under the Holiday Inn franchise for advertising and further decreased in 1997 due to termination of the franchise in January. Utilities decreased due to the decreased business and the milder weather in the last fiscal year. The registrant has accomplished only needed repairs and maintenance due to the new facility being constructed and some uncertainty as to the use of the current motel property in early 1998. Interest decreased due to the principal reductions. Taxes and license increased in 1995 due to real estate tax changes. Total costs and expenses are consistently decreasing due to the factors affecting the major items (noted above). That is, declining business has been a major factor in the declining costs and expenses.


[CAPTION]
OTHER INCOME (EXPENSE)

                                     1997           1996           1995


Gain (Loss) on sales of property,
   plant and equipment          $     -         $    -        $     -
Gain (Loss) on disposal of
   subsidiary                   $     -              -           306,930.





INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES

                                     1997          1996           1995

                               $    76,208.     $ 93,835.   $   494,600.



INCOME TAXES

                                     1997           1996          1995

Income taxes (benefit)         $      -       $     4,377.   $     -
Effective tax rate                    -             4.7%           -


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




INCOME (LOSS)

                                     1997           1996           1995

                                $   74,257.    $   89,458.   $   494,600.




        The loss of the Holiday Inn franchise for the motor inn and construction in progress of the Holiday Inn Hotel & Suites has had an obvious impact on income resulting in a decrease in revenues of $231,072. in 1997 and decreased costs and expenses of $22,494. resulted in a decrease in Income From Operations of $15,201. in 1997.

        The sale of the Parkersburg property in August 1994, with the gain of $306,930., had an obvious impact on Income From Operations. The decreased revenues of $219,605. in 1996 and decreased costs and expenses of $125,770. resulted in a decrease in Income From Operations of $400,765. in 1996.

[CAPTION]
LIQUIDITY AND CAPITAL RESOURCES


                                          1997           1996

Resources available at
      June 30, 1997 and 1996

   Cash                            $   245,427.    $  463,998.


        The registrant had significant reductions in liquidity for each year since 1995 due to the acquisition and development of property for the Holiday Inn Hotel & Suites adjacent to the Huntington Civic Arena. The registrant's accounts payable in 1997 include over $408,000. for costs in the construction project.

        The inventory activities account for the significant decline in liquidity with over $900,000. of the cash used in investing activities coming from currently available revenues (including the increased accounts payable).

        The registrant anticipates the liquidity will continue at a below normal level for the next several years, but should show some slight improvement by the last quarter of the current year and into the year following when the new facility is completed.

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

Title of      Name and Address       Amount and Nature of      Percent
 Class        of Beneficial Owner    Beneficial Ownership      of Class

Common      Violet Midkiff            707,437   Direct and       44.7
            922 Eleventh Street                  Indirect
            Huntington, West Virginia



           (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of     Name and Address        Amount and Nature of        Percent
 Class       of Beneficial Owner     Beneficial Ownership        of Class

Common     Arthur J. Huber            30,049   Indirect            1.9

Common     James R. Camp               8,371   Direct               .5

Common     Violet Midkiff            707,437   Direct and         44.7
                                               Indirect

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management (Cont'd)



Title of      Name and Address        Amount and Nature of       Percent
 Class        of Beneficial Owner     Beneficial Ownership       of Class

Common      Louis Abraham                3,656   Direct            .2

Common      Carl Midkiff                15,311   Direct and       1.0
                                                 Indirect

Common      Olive Hager                 21,870   Direct           1.4

Common      Six Officers and           786,384   Direct and      49.7
             Directors as a                      Indirect
              Group


        (c) There is no arrangement, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K


(A)(1)  Financial Statements:

        Uptowner Inns, Inc. and Subsidiaries
           Opinion of Independent Certified Public Accountant Consolidated Balance Sheets as of
              June 30, 1997 and 1996
           Consolidated Statement of Income for the
              Year Ended June 30, 1997 and 1996
           Consolidated Statement of Stockholders' Equity
              for the Year Ended June 30, 1997 and 1996
           Consolidated Statement of Cash Flows for the
              Year Ended June 30, 1997 and 1996
           Notes to Consolidated Financial Statements

        Uptowner Inns, Inc. and Subsidiaries
           Opinion of Independent Certified Public Accountant
           Consolidated Balance Sheets as of June 30, 1996 and 1995 Consolidated Statement of Income for the
              Years Ended June 30, 1996 and 1995
           Consolidated Statement of Stockholders' Equity
              for the Years Ended June 30, 1996 and 1995
           Consolidated Statement of Cash Flows for the
              Years Ended June 30, 1996 and 1995
           Notes to Consolidated Financial Statements

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

                  UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K



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

             ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS


Schedule II


  Column A     Column B     Column C     Column D     Column E     Column F

                                                        Other
              Balance at                               Changes    Balance at
              Beginning                               Increase      End of
Description    Period      Additions    Retirements  (Decrease)     Period


As to Uptowner Inns,
 Inc. and Subsidiaries:
Year ended June 30, 1997

  Receivable  $    -       $    -       $    -       $     -      $    -


Year ended June 30, 1996

  Receivable  $   5,931.   $    -       $   5,931.   $     -      $    -


Year ended June 30, 1995


  Receivable  $   1,382.   $   5,931.   $   1,382.   $     -      $   5,931.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                              PROPERTY, PLANT AND EQUIPMENT

Schedule V


  Column A       Column B     Column C     Column D     Column E    Column F

                                                       Other
                Balance at                             Changes     Balance at
                Beginning                              Increase      End of
Description     Period       Additions   Retirements   (Decrease)    Period

Year Ended June 30, 1997:

  Land          $1,087,921.  $ 310,856.  $     -       $ 155,335.  $1,554,112.
  Building and
   improvements  5,322,204.       -            -        (332,859).  4,989,345.
  Furniture and
   equipment     1,405,036.     21,274.        -            -       1,426,310.
  China, glassware
   and linen        37,458.       -            -            -          37,458.
  Construction in
   Progress        143,390.  1,555,026.        -            (140).  1,698,276.

Totals          $7,996,009. $1,887,156.  $     -       $(177,664). $9,705,501.





Year Ended June 30, 1996:

  Land          $  808,921.  $ 279,000.  $     -       $    -      $1,087,921.
  Building and
   improvements  5,322,204.       -            -            -       5,322,204.
  Furniture and
   equipment     1,349,786.     55,250.        -            -       1,405,036.
  China, glassware
   and linen        37,458.       -            -            -          37,458.
  Construction in
   Progress           -        143,390.        -            -         143,390.

Totals          $7,518,369.  $ 477,640.  $     -       $    -      $7,996,009.





Year Ended June 30, 1995:

  Land          $  985,437.  $    -      $  176,516.   $     -     $  808,921.
  Building and
   improvements  6,462,612.       -       1,092,949.     (47,459.)  5,322,204.
  Furniture and
   equipment     1,398,888.     43,852.     140,413.      47,459.   1,349,786.
  China, glassware
   and linen        37,458.       -            -            -          37,458.

Totals          $8,884,395. $   43,852. $      -      $1,409,878.  $7,518,369.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT


Schedule VI


  Column A       Column B     Column C     Column D     Column E    Column F

                                                          Other
                Balance at                               Changes    Balance at
                Beginning    Additions    Retirements    Increase      End of
 Description     Period       At Cost      or Sales     (Decrease)     Period

Year Ended June 30, 1997:

  Building and
   improvements  $2,380,279. $  168,794.  $   -       $ (194,168). $2,354,905.
  Furniture and
   equipment      1,207,581.     40,634.      -             -       1,248,215.
  China, glassware
   and linen         22,846.       -          -             -          22,846.

Totals           $3,610,706. $  209,428.  $   -        $(194,168). $3,625,966.




Year Ended June 30, 1996:

  Building and
   improvements  $2,205,539. $  174,740.  $   -        $    -      $2,380,279.
  Furniture and
   equipment      1,165,388.     42,193.      -             -       1,207,581.
  China, glassware
   and linen         22,846.       -          -             -          22,846.

Totals           $3,393,773. $  216,933.  $   -        $    -      $3,610,706.





Year Ended June 30, 1995:

  Building and
   improvements  $2,978,072. $   31,062.  $ 803,595.   $    -      $2,205,539.
  Furniture and
   equipment      1,159,656.    146,145.    140,413.        -       1,165,388.
  China, glassware
   and linen         22,846.       -            -           -          22,846.

Totals           $4,160,574. $  177,207.   $ 944,008.  $    -      $3,393,773.

                         UPTOWNER INNS, INC. AND SUBSIDIARIES

                            VALUATION AND QUALIFYING ACCOUNTS

Schedule VIII



  Column A        Column B     Column C     Column D     Column E    Column F

                                                        Additions
                Balance at   Charged to   Charged to   Deductions  Balance at
                Beginning    Profit and     Other         From       End of
 Description      Period       Loss       Accounts      Reserves     Period

As to Uptowner Inns, Inc.:

Year ended June 30, 1997:
  Reserve for doubtful
   accounts    $    3,000.  $       -    $       -    $       -   $    3,000.


Year ended June 30, 1996:
   Reserve for doubtful
    accounts   $    3,000.  $      -    $       -    $       -    $    3,000.


Year ended June 30, 1995:
   Reserve for doubtful
    accounts   $    3,000.  $      -    $       -   $        -    $    3,000.





As to Uptowner Inns, Inc.
   and Subsidiaries:

Year ended June 30, 1997:
   Reserve for doubtful
    accounts   $     3,000. $        -  $        -  $        -    $    3,000.


Year ended June 30, 1996:
   Reserve for doubtful
    accounts   $    3,000.  $        -  $        -  $        -    $    3,000.


Year ended June 30, 1995:
   Reserve for doubtful
    accounts   $    3,000.  $       -   $       -   $        -    $    3,000.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE


Schedule XII

                                             1997           1996

10% mortgage note due a financial
individual, secured by a deed of
trust, payable at $733. per month,
including interest, until June 2002         $35,043.       $40,100.

2% note due City of Huntington,
secured by a second deed of trust,
payable at $2,024. per month,
including interest, until January 2008      231,439.       250,881.

10% note due a financial
institution, secured by a
deed of trust, payable at
$22,568. per month including
interest, until February
2004                                      1,340,087.     1,435,579.

Deferred payment note due the
City of Huntington, secured by
a deed of trust on rental property,
payable in full during first five
years if property is sold,
20% forgiveness per year
in sixth through tenth
years, dated September 1989                 27,000.         36,000.

7.5% mortgage note,
unsecured, payable at $218.
per month, including
interest, until January 1995                  -             22,182.

Prime plus 1% installment
note due a financial
institution, secured by
second deed of trust, payable
at $1,213. per month, including
interest, until September
2002                                        61,818.         70,278.

Prime plus 2% installment
note due a financial
institution, secured by
equipment, payable at $586.
per month, including interest,
until February 1997                           -              5,106.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES

                                    NOTES PAYABLE

Schedule XII


                                      1997               1996

8.5% note due the Huntington
Urban Renewal Authority of
Huntington, secured by a deed of
trust, payable at $3,825. per
month interest only, and final
installment of all principal and
accrued interest then outstanding
due and payable February 2004       540,000.                -

Prime plus 1% installment note
due a financial institution by a
credit line deed of trust, payable
at $33,901. per month until
January 2008                        417,809.                -

9.25% note due a related company
added to their existing note,
payable upon pay down to $25,366.
in October 2004                      25,366.                -


5.5% mortgage note due to
the West Virginia Housing
Development Fund, secured
by a deed of trust, payable
at $3,070. per month,
including interest, until
November 2018                       463,078.             474,122.


Prime plus 1% installment
note due a financial
institution, secured by a
deed of trust, payable at
$2,902. per month, including
interest, until February
1999                                202,934.             218,147.


10% note due an individual,
interest payable annually,
due December 1993                     8,000.               8,000.

10% note due an individual
interest payable annually,
due December 1993                    39,810.              39,810.


                                  3,392,384.           2,600,204.

Less current portion                272,483.             277,925.

                                $ 3,119,901.         $ 2,322,279.

                      UPTOWNER INNS, INC. AND SUBSIDIARIES




             Exhibit 22 - Subsidiaries of Uptowner Inns, Inc.

                   *  Motel & Restaurant Supply
                       100% Owned Subsidiary
                       Incorporated in the State of West Virginia












                 *     Represents a Corporation which had
                       no activity during
                       fiscal year June 30, 1997 or 1996

                                   SIGNATURES




        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           UPTOWNER INNS, INC.



                                      By:  Violet Midkiff
                                           Violet Midkiff, President
                                              November  1997



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           By: Arthur Huber
                               Arthur Huber, Vice President
                                  November  1997



                           By: James R. Camp
                               James R. Camp, Treasurer and Director
                                  November  1997


                           By: Olive Hager
                               Olive Hager, Secretary and Director
                                  November  1997


                           By: Carl E. Midkiff
                               Carl E. Midkiff, Director
                                  November  1997



                           By: Louis Abraham
                               Louis Abraham, Director
                                  November  1997