Form 10-Q
period 1997-09-30
UPTOWNER INNS INC
filed 1997-12-02
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

 For Quarter Ended_SEPTEMBER 30, 1997___________Commission File No. 0-1957

                              UPTOWNER INNS, INC.
          Exact name of registrant as specified in its charter

      West Virginia                        55-0457171
State or other jurisdiction of           I.R.S. Employer
incorporation or organization              Identification Number


1415 4th Avenue, Huntington, West Virginia              25701
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

_________Class___________      Outstanding at _SEPTEMBER 30, 1997_________
Common Stock-$.50 par value              1,583,563 Shares









                                      -1-

<P>



                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                                    ASSETS


                                      SEPTEMBER 30,             JUNE 30 ,

                                1997              1996             1997
                              (Unaudited)       (Unaudited)

CURRENT ASSETS:
 Cash                      $   205,587       $   294,187     $   245,427
 Accounts & Notes Rec.          28,097            41,591          25,203
 Inventories                     6,996            10,863           5,996
 Prepaid Expenses               41,649            17,877          51,439


TOTAL CURRENT ASSETS            282,329           364,518         328,065

PROPERTY, PLANT AND EQUIPMENT
 Land                         1,554,112         1,381,323       1,554,112
 Building & Improvement       4,989,345         5,322,204       4,989,345
 Construction in Progress     2,960,575           199,311       1,698,276
 Furniture & Equipment        1,463,768         1,449,174       1,463,768

TOTAL                        10,967,800         8,352,012       9,705,501
 Less: Accumulated Dep.
       and Amortization       3,677,921         3,662,479       3,625,966

TOTAL PROPERTY, PLANT
AND EQUIPMENT                 7,289,879         4,689,533       6,079,535

OTHER ASSETS:
 Deposits and Other             128,210            69,460         128,210

TOTAL OTHER ASSETS              128,210            69,460         128,210

TOTAL ASSETS                  7,700,418         5,123,511       6,535,810







                                      -2-
<P>

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  SEPTEMBER 30,             JUNE 30,
                              1997             1996             1997
                           (Unaudited)      (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable          $   642,299       $   155,291     $   635,311
 Accrued Liabilities            92,058            77,864         103,360
 Taxes Other Than Federal
 Income Taxes                  112,621           130,603         190,332
 Notes Payable
 Current Portion of
 Long-Term Debt                271,282           277,925         272,482

TOTAL CURRENT LIABILITIES    1,118,260           641,683       1,201,485

LONG-TERM LIABILITIES

 Notes &
 Mortgages Payable           4,367,113         2,269,588       3,119,901


TOTAL LONG-TERM LIABILITIES  4,367,113         2,269,588       3,119,901

TOTAL LIABILITIES            5,485,373         2,911,271       4,321,386

STOCKHOLDER'S EQUITY
 Common Stock, par value
 $0.50 per share; authorized
 5,000,000 shares;             791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             390,973           388,168         390,352

TOTAL STOCKHOLDER'S
EQUITY                       2,215,045         2,212,240        2,214,424

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY          7,700,418         5,123,511        6,535,810




                                      -3-
<P>
                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                            3 MONTHS         3 MONTHS
                                            9/30/97          9/30/96

REVENUES:
 Rooms                                  $   249,312       $   395,568
 Food & Beverage                             62,509            86,378
 Telephone                                    7,826             8,008
 Rents                                       64,934            57,026
 Other                                        7,742            10,937

TOTAL REVENUE                               392,323           557,917

COSTS AND EXPENSES:
 Operating Departments
  Cost of Sales                              33,062            48,790
  Salaries & Wages                          103,009           117,814
  Other                                      28,936            62,373
 General Admin.                              15,230            27,064
 Advertising                                  9,853            16,856
 Utilities                                   31,646            33,246
 Repairs & Maintenance                       15,846            23,503
 Interest                                    49,604            48,222
 Taxes & Licenses                            39,607            40,640
 Insurance                                   12,954            13,612
 Deprec. & Amort.                            51,955            51,773

TOTAL COST AND EXPENSE                      391,702           483,893

OPERATING INCOME                                621            74,024
OTHER INCOME (EXPENSE)

 Interest Income                               -0-               -0-

NET INCOME (LOSS) BEFORE TAXES                  621            74,024

FEDERAL INCOME TAXES AND PENALTIES
 Provision for Taxes on Income                 -0-               -0-
 Deferred Federal Income Taxes                 -0-               -0-
 Tax Penalties                                 -0-               -0-

TOTAL FEDERAL INCOME TAXES                     -0-               -0-

TOTAL NET INCOME                                621            74,024

EARNINGS PER SHARE                             .00               .05
DIVIDENDS PER SHARE                     $      -0-        $      -0-

                                      -4-
<P>
                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30


                                                 1997               1996

Cash Flow From Operating Activities:
 Net Income (Accrual Basis; from
  Statement of Income                      $        621      $     74,024
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease        (2,894)           13,065
   Inventories (Increase) Decrease               (1,000)           (1,637)
   Prepaid Expenses Decrease (Increase)           9,790            10,521
   Accounts Payable (Decrease) Increase           6,988            84,109
   Accrued Liabilities (Decrease) Increase      (11,302)          (16,177)
  Taxes Other Than Federal Income Tax
   Increase (Decrease)                          (77,711)           22,861
   Deposits (Decrease)                            -0-                 344
   Depreciation and
      Amortization Expense                       51,955            51,773

NET CASH OUTFLOW FROM OPERATIONS                (23,553)          238,883

Cash Flow from Investing Activities:

  Cash Outflows:
    Paid for Operational Assets & Other      (1,262,299)         (356,003)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                 (1,262,299)         (356,003)

Cash Flow from Financing Activities:
  Cash Outflows:
    Loan Proceeds                             1,262,299
    Payment on Notes and Mortgages              (16,287)          (52,691)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                1,246,012           (52,691)


Net Increases (Decreases) in Cash Plus Cash
Equivalents for the Three Months                (39,840)         (169,811)
Cash Plus Cash Equivalents at July 1            245,427           463,998
Cash Plus Cash Equivalents at September 30      205,587           294,187

Cash Pd for Interest in the Three Months         48,409            47,027

Cash Pd for Income Taxes in The Three Months      -0-               -0-

                                         -5-
<P>


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997



1. The financial statements presented reflect Uptowner Inns, Inc., and its consolidated subsidiaries: Motel and Restaurant Supply.

2. The foregoing statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 1997.

<P>


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 30, 1997


     The quarter ending September 30, 1997 reflects an overall decline in revenues of 30% compared to September 30, 1996 resulting from the loss of the Holiday Inn franchise and the public comments that the current operation would cease to operate as a motel and restaurant when the new project is completed. Room revenues decreased 37% compared to the same quarter in the previous year and food and beverage was down 28%.

     The loss of the franchise did result in a decrease in Costs--Other due to the franchise fees required in the previous year and advertising paid to the franchisor was also eliminated.

     The company has reduced the repairs and maintenance to the necessary items to contain costs and to eliminate some repairs that may be unnecessary if the present facility is converted to another use.

     With the decline in revenues, costs have been reduced as much as possible to better cope with the current cash flow problems. The Statement of Cash Flows indicates the operations generated a negative cash flow of $23,553 and the debt reduction of $16,287 further reduced available funds.

     The company has no significant change in liquidity since June 30, 1997, but the current ratio of .25 to 1 is a serious problem that is being addressed by management. It is not anticipated that it will improve substantially in the near term, but efforts are being made to renegotiate long-term debt to maintain liquidity or slightly improve it.

<P>





                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                              SEPTEMBER 30, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:  October 31, 1997                       By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:  October 31, 1997                       By    James R. Camp
                                                    James R. Camp
                                                     Treasurer

<P>