Form 10-Q
period 1997-12-31
UPTOWNER INNS INC
filed 1998-01-30
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For Quarter Ended_______DECEMBER 31, 1997  ________Commission File No. 0-1957

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

_________Class___________      Outstanding at ___DECEMBER 31, 1997_______
Common Stock-$.50 par value                 1,583,563 Shares

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996


                                    ASSETS

                                      DECEMBER 31,             JUNE 30,

                                 1997              1996            1997
                              (Unaudited)       (Unaudited)

CURRENT ASSETS:
  Cash                      $   105,938       $   241,411     $   245,427
  Accounts & Notes Rec.          26,537            21,208          25,203
  Inventories                     8,195            10,101           5,996
  Prepaid Expenses               32,706            16,432          51,439


TOTAL CURRENT ASSETS            173,376           289,152         328,065

PROPERTY, PLANT AND EQUIPMENT
  Land                        1,554,112         1,386,777       1,554,112
  Building & Improvement      4,989,345         5,322,204       4,989,345
  Construction in Progress    3,145,929           234,636       1,698,276
  Furniture & Equipment       1,463,768         1,447,447       1,463,768

TOTAL                        11,153,154         8,391,064       9,705,501
  Less: Accumulated Depreciation
       and Amortization       3,719,834         3,714,968       3,625,966

TOTAL PROPERTY, PLANT
AND EQUIPMENT                 7,433,320         4,676,096       6,079,535

OTHER ASSETS:
  Deposits and Other            127,921            69,353         128,210

TOTAL OTHER ASSETS              127,921            69,353         128,210

TOTAL ASSETS                  7,734,617         5,034,601       6,535,810


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1997 AND 1996


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                  DECEMBER 31,                JUNE 30,

                              1997              1996            1997
                           (Unaudited)       (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable          $   610,609       $    84,961     $   635,311
 Accrued Liabilities           107,052            92,594         103,360
 Taxes Other Than Federal
 Income Taxes                  137,076           146,457         192,283
 Current Portion of
 Long-Term Debt.               272,482           281,925         272,482

TOTAL CURRENT LIABILITIES    1,127,219           605,937       1,203,436

LONG-TERM LIABILITIES
 Notes &
 Mortgages Payable           4,415,761         2,202,322       3,119,901

TOTAL LONG-TERM LIABILITIES  4,415,761         2,202,322       3,119,901

TOTAL LIABILITIES            5,542,980         2,808,259       4,323,337

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563      791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             367,565           402,270         388,401

TOTAL STOCKHOLDERS'
EQUITY                       2,191,637         2,226,342       2,212,473

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY         7,734,617         5,034,601       6,535,810




                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
               FOR THE PERIODS ENDED DECEMBER 31, 1997 AND 1996


                         THREE MONTHS ENDED             SIX MONTHS ENDED
                      12/31/97         12/31/96      12/31/97       12/31/96
REVENUES:
 Rooms               $  217,030     $  314,294     $  466,342     $  709,862
 Food & Beverage         87,261         94,350        149,770        180,728
 Telephone                6,777          8,655         14,603         16,663
 Rents                   65,465         59,021        130,399        116,047
 Other                   15,354         25,418         23,096         36,355

TOTAL REVENUE           391,887        501,738        784,210      1,059,655

COSTS AND EXPENSES:
 Operating Departments
 Cost of Sales           43,095         50,580         76,157         99,370
 Salaries & Wages       105,019        130,956        208,028        248,770
 Other                   51,777         60,903         80,713        123,276
 General & Admin.        12,862         32,237         28,092         59,301
 Advertising              4,756          2,884         14,609         19,740
 Utilities               26,842         23,399         58,488         56,645
 Repair & Maint.         14,318         29,608         30,164         53,111
 Interest                48,067         47,271         97,671         95,493
 Taxes & Licenses        50,483         43,626         90,090         84,266
 Insurance               14,303         13,683         27,257         27,295
 Deprec. & Amort.        41,822         52,489         93,777        104,262

TOTAL COST & EXPENSES   413,344        487,636        805,046        971,529

NET OPERATING INCOME (LOSS)
  BEFORE TAXES          (21,457)        14,102        (20,836)        88,126

FEDERAL INCOME TAXES
  AND PENALTIES
    Provision for Taxes
    on Income             -0-            -0-            -0-            -0-
    Deferred Federal
    Income Taxes          -0-            -0-            -0-            -0-
TOTAL FEDERAL INCOME
    TAXES                 -0-            -0-            -0-            -0-

TOTAL NET INCOME(LOSS)  (21,457)        14,102        (20,836)        88,126

EARNINGS PER SHARE        (.01)           .01           (.01)           .06

DIVIDENDS PER SHARE       -0-            -0-            -0-            -0-


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE SIX MONTHS ENDED DECEMBER 31, 1997


                                                 1997             1996

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Accrual Basis; from
   Statement of Income                     $    (20,836)     $     88,126
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease        (1,334)           33,448
   Inventories (Increase) Decrease               (2,199)             (875)
   Prepaid Expenses Decrease (Increase)          18,733            11,966
   Accounts Payable (Decrease) Increase         (24,702)           13,779
   Accrued Liabilities (Decrease) Increase        3,981            (1,447)
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                        (55,207)           38,715
     Depreciation Expense                        93,868           104,262

NET CASH INFLOWS FROM OPERATIONS                 12,304           287,974

CASH FLOW FROM INVESTING ACTIVITIES:

  From Sale of Investments                        -0-               -0-
  From Purchase of Operational Assets        (1,447,653)         (394,604)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                 (1,447,653)         (394,604)

CASH FLOW FROM FINANCING ACTIVITIES:

   Issuance of Long-Term Debt                 1,346,308
   Payment on Notes and Mortgages               (50,448)         (115,957)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                1,295,860          (115,957)

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Six Months               (139,489)         (222,587)
Cash Plus Cash Equivalents at July 1            245,427           463,998

Cash Plus Cash Equivalents at December 31       105,938           241,411


Cash Paid for Interest in the Six Months         97,671            93,103


Cash Paid for Income Taxes in The Six Months      -0-               -0-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1997



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

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               DECEMBER 31, 1997


     Revenues for the six months ended December 31, 1997 are 26% lower than the comparable period in 1996 due to a decline in room revenues (34%), food and beverage revenues (17.1%) , and telephone revenues (12.4%). The company has had rent increases of 12.4% reflecting the continued demand for rental housing in the community. The decline in revenues for the quarter ended December 31, 1997 compared to the same quarter in 1996 is 22%.

     These decreases are the result of the loss in January 1997 of the Holiday Inn franchise and the public comments concerning the future use of the current facility when the Holiday Inn Hotel & Suites is completed in early 1998. management anticipates the revenue declines will level off and the company can make better use of the current motel operation in the future or use the facility in a different way to maintain revenues.

     Expenses and costs have declined in concert with the decline of revenues, but at a lower rate. management has endeavored to reduce costs in every possible area, but the costs of operations in some aspects cannot be reduced. Minimal staffing, utilities, insurance, interest, etc., will cause the costs and expenses to reach a point where further reductions will be difficult or impossible to effect.

     The Statement of Cash Flows reflects the small amount of cash provided from operating activities and the use of cash to develop the new facility resulting in a significant decrease in cash of $139,489. This further affects the liquidity of the company in a negative way. The current ratio was .48 to 1 at December 31, 1996 and had declined to .27 to 1 at June 30, 1997, with a further decline to .15 to 1 at December 31, 1997.

     Renegotiation of debt and the possible sale of some real estate holdings are being pursued to alleviate the problem. These property sales would not adversely affect the motel operations and would have minimal affect on gross rent revenues.

     The cash flow problems and the operating losses will not improve in the next quarter as the winter months are not the busy time. It is unlikely the liquidity will improve even with the sale of the property, but the debt restructuring will be of some limited benefit over the next several months.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                               DECEMBER 31, 1997





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:   January 30, 1998                      By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:   January 30, 1998                      By    James R. Camp
                                                    James R. Camp
                                                     Treasurer