Form 10-Q
period 1998-03-31
UPTOWNER INNS INC
filed 1998-04-29
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                   FORM 10-Q

           Quarterly Report under Section 13 or 15 (d) of the
           Securities Exchange Act of 1934

For Quarter Ended_______MARCH 31, 1998  ________Commission File No. 0-1957

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

_________Class___________      Outstanding at ___MARCH 31, 1998_______
Common Stock-$.50 par value                 1,583,563 Shares

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998 AND 1997


                                    ASSETS


                                      MARCH 31,                   JUNE 30,

                                 1998              1997             1997
                              (Unaudited)       (Unaudited)

CURRENT ASSETS:
  Cash                      $   105,001       $    96,878     $   245,427
  Accounts & Notes Rec.          25,656            60,988          25,203
  Inventories                     8,088            10,216           5,996
  Prepaid Expenses               32,029            22,550          51,439


TOTAL CURRENT ASSETS            170,774           190,632         328,065

PROPERTY, PLANT AND EQUIPMENT
  Land                        1,554,112         1,386,777       1,554,112
  Building & Improvement      4,989,345         5,322,204       4,989,345
  Construction in Progress    3,778,809           904,916       1,698,276
  Furniture & Equipment       1,463,768         1,451,631       1,463,768

TOTAL                        11,786,034         9,065,528       9,705,501
  Less: Accumulated Depreciation
       and Amortization       3,761,746         3,766,923       3,625,966

TOTAL PROPERTY, PLANT
AND EQUIPMENT                 8,024,288         5,298,605       6,079,535

OTHER ASSETS:
  Deposits and Other            145,106            70,149         128,210

TOTAL OTHER ASSETS              145,106            70,149         128,210

TOTAL ASSETS                  8,340,168         5,559,386       6,535,810




                     UPTOWNER INNS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                          MARCH 31, 1998 AND 1997


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                    MARCH 31,                 JUNE 30,
                                1998              1997          1997
                             (Unaudited)       (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable          $   637,823       $   115,645     $   635,311
 Accrued Liabilities           100,872           103,834         103,360
 Taxes Other Than Federal
 Income Taxes                  160,855           165,191         192,283
 Current Portion of
 Long-Term Debt.               286,500           286,925         272,482

TOTAL CURRENT LIABILITIES    1,186,050           671,595       1,203,436

LONG-TERM LIABILITIES
 Notes &
 Mortgages Payable           5,012,529         2,678,145       3,119,901

TOTAL LONG-TERM LIABILITIES  5,012,529         2,678,145       3,119,901

TOTAL LIABILITIES            6,198,579         3,349,740       4,323,337

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563      791,782           791,782         791,782
 Additional Paid-In
 Capital                     1,032,290         1,032,290       1,032,290
 Retained Earnings             317,517           385,574         388,401

TOTAL STOCKHOLDER'S
EQUITY                       2,141,589         2,209,646       2,212,473

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY         8,340,168         5,559,386       6,535,810



                     UPTOWNER INNS, INC. AND SUBSIDIARY
                   CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                      FOR THE NINE MONTHS ENDED MARCH 31

                        THREE MONTHS ENDED             NINE MONTHS ENDED
                     03/31/98         03/31/97      03/31/98       03/31/97

REVENUES:
 Rooms               $  179,151       $  244,302    $  645,493     $  954,164
 Food & Beverage         61,518           68,807       211,288        249,535
 Telephone                7,082           10,469        21,685         27,132
 Rents                    6,684             (353)       29,780         36,002
 Other                   62,212           60,038       192,611        176,085

TOTAL REVENUE           316,647          383,263     1,100,857      1,442,918

COSTS AND EXPENSES:
  Operating Departments
 Cost of Sales           32,278           40,472       108,435        139,842
 Salaries & Wages       100,464           91,214       308,492        339,984
 Other                    8,901           53,108        89,614        176,384
 General & Admin.        21,082           17,908        49,174         77,209
 Advertising              7,568           15,762        22,177         35,502
 Utilities               26,480           24,860        84,968         81,505
 Repair & Maint.         21,180            5,065        51,344         58,176
 Interest                52,426           46,466       150,097        141,959
 Taxes & Licenses        40,877           47,402       130,967        131,668
 Insurance               13,789           12,743        41,046         40,038
 Deprec. & Amort.        42,003           51,955       135,780        156,217

TOTAL COST & EXPENSE    367,048          406,955     1,172,094      1,378,484

OPERATING INCOME (LOSS) (50,401)         (23,692)      (71,237)        64,434

OTHER INCOME (EXPENSE)
   Interest Income          353            6,996           353          6,996
NET INCOME (LOSS)
   BEFORE TAXES         (50,048)         (16,696)      (70,884)        71,430

FEDERAL INCOME TAXES
  AND PENALTIES
    Provision for Taxes
     on Income            -0-              -0-            -0-           -0-
    Deferred Federal
     Income Taxes         -0-              -0-            -0-           -0-
TOTAL FEDERAL INCOME
     TAXES                -0-              -0-            -0-           -0-

TOTAL NET INCOME(LOSS)  (50,048)         (16,696)       (70,884)       71,430

EARNINGS PER SHARE        (.03)             .01           (.04)          .05

DIVIDENDS PER SHARE       -0-              -0-            -0-           -0-


                                       -4-

                    UPTOWNER INNS, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE NINE MONTHS ENDED MARCH 31, 1998

                                                 1998             1997

CASH FLOW FROM OPERATING ACTIVITIES:
  Net Income (Accrual Basis; from
   Statement of Income                     $    (70,884)     $     71,430
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accts. Receivables (Increase) Decrease          (453)           (6,332)
   Inventories (Increase) Decrease               (2,092)             (990)
   Prepaid Expenses Decrease (Increase)          19,410             5,848
   Accounts Payable (Decrease) Increase           2,512            44,463
   Accrued Liabilities (Decrease) Increase       (2,488)            9,793
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                        (31,428)           57,449
     Depreciation Expense                       135,780           156,217

NET CASH INFLOWS FROM OPERATIONS                 50,357           337,878
CASH FLOW FROM INVESTING ACTIVITIES:
   From Decrease (Inc.) of Other Assets          (16,896)            (345)
   From Purchase of Operational Assets        (2,080,533)      (1,069,519)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                  (2,097,429)      (1,069,864)

CASH FLOW FROM FINANCING ACTIVITIES:

   Proceeds from Notes                        1,972,970           554,279
   Payment on Notes and Mortgages               (66,324)         (189,413)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                1,906,646           364,866

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Nine Months              (140,426)         (367,120)
Cash Plus Cash Equivalents at July 1            245,427           463,998
Cash Plus Cash Equivalents at March 31          105,001            96,878
Cash Paid for Interest in the Nine Months       146,785           138,377
Cash Paid for Income Taxes in The Nine Months     -0-               -0-


                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1998



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

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                    MANAGEMENTS DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1998

     Total revenues are 24% lower in the nine months ended March 31, 1998 compared to nine months ended March 31, 1997. The decrease is a result of decreased room revenues (32%) caused by increased competition and the loss of the Holiday Inn franchise. The decreased room revenues are the primary cause of declined food and beverage (15%), telephone (20%), and other (17%). Rents increaed 9% due to rate increases and increased occupancy of rental properties.

     Decreased business and management efforts to control expenses have caused the 15% decrease in costs and expenses. Directly affected by decreased revenues, the cost of sales decreased (22%), salaries and wages (9%), other (49%), general and administative (36%), advertising (38%), repairs and maintenance (12%). The increases in interest (6%) is a result of debt increase.

     Due to the delay in completion of the new Holiday Inn Hotel & Suites (moved from February '98 to late June '98), there have been no plans finalized on the utilization of the current hotel structure, and management continues to operate a full service motel and restaurant for the immediate future. When the new hotel facility is operational, decisions will be made to continue the current facility as presently operated or modify the structure and change the operation to a different type of residence facility (some portion as a monthly rental).

     Liquidity is a critical problem that has worsened from March '97 and June '97 to a level of .14 to 1. The continued costs of the new facility and the decline of revenues in the current facility have, as projected in previous reports, resulted in the decrease of the funds available on a current basis. Some debt restructuring has been done, but insufficient time has passed to make any impact on the problem. Continued efforts to dispose of some real estate holdings have not been successful, but these efforts will be pursued further. It is hoped that the next two quarters will have improved revenues as the travel season arrives and that the new facility will be operational and profitable after the next quarter.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                                 SIGNATURES

                               MARCH 31, 1998





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                     (Registrant)




Date:  April 30, 1998                         By    Violet Midkiff
                                                    Violet Midkiff
                                                     President





Date:   April 30, 1998                        By    James R. Camp
                                                    James R. Camp
                                                     Treasurer