Form 10-K
period 1998-06-30
UPTOWNER INNS INC
filed 1999-02-09
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20459
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1998; COMMISSION FILE NUMBER 0-1957



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

                           X   Yes            No


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 1998, was $583,668.

        As of June 30, 1998, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in
Part III, Items 10 and 11.

                                     PART I


ITEM 1. BUSINESS.

        (a) The registrant, Uptowner Inns, Inc., was incorporated in the State of West Virginia on July 1, 1961. The registrant operates a 137 room, full service hotel built in 1962 by the registrant. On January 17, 1997, the Holiday Inn franchise was terminated. The franchise required standard fees for advertising, reservation system, etc.

        The clientele are predominately business travelers due to the downtown location and occupancy for the year averaged 33.8% with an average of $50. rate per room. This yielded a revenue for available rooms of $6,100.
per year.

        In late August 1998, the registrant opened a 135 room Holiday Inn Hotel & Suites facility adjacent to the Huntington Civic Arena. The future use of the original facility has not been determined and it is continuing to operate as a full service hotel.

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

        The hotel industry is highly competitive with the registrant competing against numerous national hotel franchises in Huntington, West Virginia. As the Companies' operations are generally one business segment, its competition locally includes Radisson hotel, Ramada Inn, Best Western, Comfort Inn, Red Roof Inn, and Hampton Inn.

        Seasonality directly affects this business as a result of people not traveling or vacationing in large numbers in the late fall and winter because of poor weather at these geographical locations.

        At June 30, 1998, the registrant and its subsidiaries employ approximately 50 employees.


        (d)  The registrant has no foreign operation.

ITEM 2. PROPERTIES.

        (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant. The motor hotel is subject to a mortgage in favor of the Twentieth Street Bank, Huntington, West Virginia, in the original amount of $2,000,000., payable in monthly installments of $22,568. per month, including interest at 10% until February 4, 2004, when the amount due must be paid in full. The balance at June 30, 1998 is $1,330,369.


        (b) The registrant owns in fee two lots, used for the over-flow parking, across the street from its main motor hotel at 1432-34 Fourth Avenue, in Huntington, West Virginia.


        (c) The registrant owns in fee an undeveloped lot acquired for future development or parking, across an alley from its main motor hotel at 1400 Fifth Avenue in Huntington, West Virginia. The lot is available for sale.

        (d) The registrant owns in fee a lot improved by a three story brick building used as a fraternity house, across an alley from its main motor hotel, 1434 Fifth Avenue, in Huntington, West Virginia, acquired for rental and for future development. This property will be sold in the next fiscal year.


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

        (i) The registrant owns in fee a vacant lot within one city block of the main motor hotel at 1326 Fourth Avenue, in Huntington, West Virginia. The lot will be sold within the next fiscal year.

        (j) The registrant owns in fee a lot improved by a three story building originally used as a store and apartment, within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia, acquired for rental and for future development, subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $29,497. at June 30, 1998.


        (k) The registrant owns in fee two parcels within one city block of the main motor hotel at 1436-38 Fourth Avenue and 1440-42 Fourth Avenue, in Huntington, West Virginia which will be sold in the next fiscal year.


        (l) The registrant owns in fee a vacant lot on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is currently used as a parking lot until it is deemed beneficial to build and operate a decent motel in that location.


        (m) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking.


        (n) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991.
This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $451,411.


        (o) The registrant owns in fee a lot improved by construction in progress of a Holiday Inn Hotel & Suites located in downtown Huntington at 800 Third Avenue. This purchase was finalized in December 17, 1996 from a contract entered into on November 21, 1995. The property is subject to a mortgage in favor of Huntington Urban Renewal Authority in the amount of $540,000., 8.5% rate of interest, maturing February 2004, the balance of which is $540,000. and subject to a line of credit in the amount of $4,144,899., prime plus 1% rate of interest for construction in progress.

        The facility was completed in August 1998 and is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and will be used as a major part of marketing for conventions and meetings in the Tri-State area.

        Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.

ITEM 3. LEGAL PROCEEDINGS:

        A $10,000,000. suit in which the Uptowner Inns, Inc. is a defendant has been filed by James R. Burton, an individual, who was severely injured in an auto accident by a patron of the lounge in Cabell County
Court. Legal counsel believes that good defenses exist in this action, and that the case will ultimately be resolved in Uptowner Inns, Inc.'s favor. The insurance company has denied liability in this case and legal counsel believes the risk of loss will fall to Uptowner Inns, Inc.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.




                               PART II



ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
           SECRUITY HOLDER MATTERS

        (a) The common stock of the registrant is traded in the over-the-counter market. During the past two years, there has been limited activity of common stock. These shares were traded for between $.50 and $.65 per share.

        (b) As of the 20th day of September 1998, the approximate number of record holders of common stock securities of the registrant was 1,434.

        (c) The registrant has paid no dividends with respect to its common stock during the past two years.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information of Uptowner Inns, Inc., and Subsidiaries is for the years ended June 30, 1998, June 30, 1997, June 30 1996, June 30, 1995, and June 30, 1994, on a scope similar to that set forth in the report included elsewhere in this report. These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                              UPTOWNER INNS, INC.

                            SELECTED FINANCIAL DATA


              1998          1997          1996          1995          1994

Operating
 Revenues    1,479,921    1,867,013     2,098,085     2,317,690     2,114,079

Income from
 Operations     87,267      279,055       316,577       424,570       121,169

Net Income
 (Loss)       (125,643)      74,257        89,458       494,600       (81,046)

Net Income (Loss)
 per share       (.08)         .05           .06           .31         ( .05)

Weighted Average Number
 of Shares  1,583,563     1,583,563     1,583,563     1,583,563     1,583,563


Cash Dividends
 Per Share       -             -             -             -             -


Total
 Assets    10,878,715     6,535,810     5,011,385     5,119,107     4,976,461

Long-Term
 Debt       6,931,165     3,119,901     2,322,279     2,527,941     2,924,973


        Revenues increased in 1995 due to marketing tour buses and a generally improved economic clientele. The decline in 1996 resulted from the tour bus increase being temporary and the further decline in 1997 resulted from general business decline and the loss of the Holiday Inn franchise in January 1997. The 1998 decline was due to increased competition by operations close to the interstate and the concern that the facility would be closed due to the opening of the new Holiday Inn Hotel & Suites, which had been originally planned for February 1998.

ITEM 7.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REVENUES

                                   1998            1997            1996

Total Revenues                 $ 1,479,921.    $ 1,867,013.    $ 2,098,085.

   Percentage Increase
      (Decrease)                  ( 20.7)%        ( 11.0)%        (  9.5)%

Motor Inn Revenues                 850,775.      1,198,307.      1,322,668.

   Percentage Increase
      (Decrease)                  ( 29.0)%        (  9.4)%        ( 13.5)%

   Percentage of Total Revenues     57.5%           64.2%           63.0%

Food and Beverage                  316,759.        352,279.        435,756

   Percentage Increase
      (Decrease)                  ( 10.1)%        ( 19.2)%        (  5.9)%

Rents                              256,371.        235,986.        233,853.

   Percentage Increase
      (Decrease)                     8.6%             .9%            3.4%




      Motor inn revenue decreased in 1996 due to reductions in bus tours in the area and competion from other facilities. The decrease in subsequent years resulted from the increase in competition with new franchises opening in the area and the concern that the older facility would close in February 1998, when the Holiday Inn operation was originally scheduled to open. Food and Beverage revenues decreased due to fewer guests and increased competition in the area due to more restaurants. Rents increased due to slightly improved occupancy and some rate increases.

[CAPTION]
OPERATING COST AND EXPENSES AND INTEREST EXPENSES

                          1998          1997          1996          1995

Cost of Sales       $   212,117.  $   291,619.  $   362,029.  $   397,215.
   Percentage increase
      (decrease)        (28.3)%       (19.5)%        (8.9)%       (13.3)%

Salaries                441,308.      475,893.      475,637.      489,763.
   Percentage increase
      (decrease)         (7.3)%          .1%         (2.9)%       (21.4)%

Advertising              36,779.       80,171.      117,833.      136,137.
   Percentage increase
      (decrease)        (54.1)%       (32.0)%       (13.4)%        (2.7)%

Utilities               115,676.      118,048.      150,454.      142,520.
   Percentage increase
      (decrease)         (2.0)%       (21.5)%         5.6%         (6.7)%

Repairs and Maint.       44,495.       64,610.       66,769.       95,049.
   Percentage increase
      (decrease)        (31.1)%        (3.2)%       (29.8)%       (39.4)%

Taxes and License       205,010.      196,937.      197,093.      208,048.
   Percentage increase
      (decrease)          4.1%         ( .1)%        (5.3)%        68.0%

Insurance and Other      40,252.      36,145.        34,912.       45,027.
   Percentage increase
      (decrease)         11.4%       ( 3.4)%        (22.5)%        (3.3)%

Total Cost
     and Expenses     1,392,654.   1,587,958.     1,781,508.    1,893,120.
   Percentage increase
      (decrease)        (12.3)%      (10.9)%         (5.9)%        (3.0)%

Interest                212,910.     204,798.       222,742.      236,900.
  Percentage increase
     (decrease)           4.0%        (8.1)%         (6.0)%        17.2%

          Cost of sales decreased due to the decrease in the revenues and better management of food and beverage costs. Advertising decreased in 1996 due to the room revenue decrease that affected the change under the Holiday Inn franchise for advertising and further decreased in 1997 due to termination of the franchise in January. Utilities decreased due to the decreased business and the milder weather in the last fiscal year. The registrant has accomplished only needed repairs and maintenance due to the new facility being constructed and some uncertainty as to the use of the current motel property in early 1998. Interest decreased due to the principal reductions and began to increase in the last year due to increased borrowing to construct the new facility. Taxes and license increased in 1995 due to real estate tax changes. Total costs and expenses are consistently decreasing due to the factors affecting the major items (noted above).
That is, declining business has been a major factor in the declining costs and expenses.

[CAPTION]
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES


                                     1998          1997           1996

                               $(  125,643.)   $  74,257.    $   93,835.


INCOME TAXES

                                     1998          1997           1996

Income taxes (benefit)         $      -       $     -        $    4,377.
Effective tax rate                    -             -               4.7%


        For the year ended June 30, 1997, the Company utilized operating loss carryforwards in the amount of $11,501. to offset taxable income. The Company has a carryforward loss for taxable income until the year 2012.


INCOME (LOSS)

                                     1998           1997           1996

                                $  125,643.     $  74,257.    $   89,458.



        The loss of the Holiday Inn franchise for the motor inn and construction in progress of the Holiday Inn Hotel & Suites has had an obvious impact on income resulting in a decrease in revenues of $231,072. in 1997 and decreased costs and expenses of $211,494. resulting in a decrease in Income of $15,201. in 1997.

        Continued revenue declines due to lack of a franchise and some uncertainty as to the continuation of hotel operations resulted in a decrease of revenues totaling $387,092. The decreased costs and expenses of $187,192. and the revenue decrease resulted in a net decrease in income of $199,900. from the prior year and, thus, the net loss for 1998 of $125,643.

        Management will seek new business for the older facility that is not in competition with the new hotel and will consider alternative uses for the older property to attempt a reduction in losses.

[CAPTION]
LIQUIDITY AND CAPITAL RESOURCES


                                         1998           1997

Resources available at
      June 30, 1998 and 1997

   Cash                            $    90,015.    $  245,427.


        The registrant had significant reductions in liquidity for each year since 1995 due to the acquisition and development of property for the Holiday Inn Hotel & Suites adjacent to the Huntington Civic Arena. The registrant's accounts payable in 1997 include over $408,000. for costs in the construction project.

        The investing activities account for the significant decline in liquidity with over $900,000. of the cash used in investing activities coming from currently available revenues (including the increased accounts payable).

        The registrant anticipates the liquidity will continue at a below normal level for the next several years, but should show some slight improvement by the last quarter of the current year and into the year following when the new facility is completed.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 8.     FINANCIAL STATEMENTS

        Financial Statements:

        Uptowner Inns, Inc. and Subsidiaries
          Opinion of Independent Certified Public Accountant
          Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statement of Operations for the
              Year Ended June 30, 1998, 1997 and 1997
          Consolidated Statement of Stockholders' Equity
              for the Year Ended June 30, 1998, 1997 and 1996
          Consolidated Statement of Cash Flows for the
              Year Ended June 30, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

        Uptowner Inns, Inc. and Subsidiaries
          Opinion of Independent Certified Public Accountant
          Consolidated Statement of Income for the
               Year Ended June 30, 1997, 1996 and 1995
          Consolidated Statement of Stockholders' Equity
               for the Year Ended June 30, 1997, 1996 and 1995
          Consolidated Statement of Cash Flows for the
               Year Ended June 30, 1997, 1996 and 1995
          Notes to Consolidated Financial Statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE:

         NONE

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

Title of      Name and Address       Amount and Nature of      Percent
 Class       of Beneficial Owner     Beneficial Ownership      of Class

Common        Violet Midkiff          726,082  Direct and        45.9
              922 Eleventh Street               Indirect
              Huntington, West Virginia


           (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of      Name and Address        Amount and Nature of        Percent
 Class       of Beneficial Owner      Beneficial Ownership        of Class

Common       Arthur J. Huber            30,049  Indirect            1.9

Common       James R. Camp               8,371   Direct              .5

Common       Violet Midkiff            726,082   Direct and        45.9
                                                  Indirect

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT (Cont'd)


Title of       Name and Address        Amount and Nature of       Percent
 Class        of Beneficial Owner      Beneficial Ownership       of Class

Common        Louis Abraham                3,656   Direct            .2

Common        Carl Midkiff                15,311   Direct and       1.0
                                                    Indirect

Common        Olive Hager                 21,870   Direct           1.4

Common      Six Officers and             805,339   Direct and      50.9
             Directors as a                         Indirect
              Group


        (c) There is no arrangement, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.

                                   PART IV


                       UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(2)  Schedules:

        Schedule VIII --  Valuation of Qualifying Accounts





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


As to Uptowner Inns, Inc.:

Year ended June 30, 1998

 Reserve for
 doubtful
 accounts    $  3,000.     $    -       $    -        $     -      $  3,000.


Year ended June 30, 1997

 Reserve for
 doubtful
 accounts    $  3,000.     $    -        $    -        $    -      $  3,000.


Year ended June 30, 1996

 Reserve for
 doubtful
 accounts    $  3,000.     $    -        $     -       $    -      $  3,000.


As to Uptowner Inns, Inc.
   and Subsidiaries:

Year ended June 30, 1998:

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

             Exhibit 22 - Subsidiaries of Uptowner Inns, Inc.

                   *  Motel & Restaurant Supply
                       100% Owned Subsidiary
                       Incorporated in the State of West Virginia



                   *  Represents a Corporation which had no
                       activity during fiscal year June 30, 1998 or 1997

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           UPTOWNER INNS, INC.



                                      By:  /s/Violet Midkiff
                                           Violet Midkiff, President
                                              January 1999



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               By: /s/ Arthur Huber
                                   Arthur Huber, Vice President
                                      January 1999


                               By: /s/James R. Camp
                                   James R. Camp, Treasurer and Director
                                   January 1999


                               By: /s/Olive Hager
                                   Olive Hager, Secretary and Director
                                   January 1999


                               By: /s/Carl E. Midkiff
                                   Carl E. Midkiff, Director
                                   January 1999


                               By: /s/Louis Abraham
                                   Louis Abraham, Director
                                   January 1999