Form 10-Q
period 1998-09-30
UPTOWNER INNS INC
filed 1999-02-09
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.
                                  FORM 10-Q

            Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

  For Quarter Ended  SEPTEMBER 30, 1998           Commission File No. 0-1957

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

                          X     Yes       No

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of the period covered by this report.

         Class                             Outstanding at  SEPTEMBER 30, 1998
 Common Stock-$.50 par value                        1,583,563 Shares

                  UPTOWNER INNS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                              ASSETS

                                      SEPTEMBER 30,              JUNE 30 ,
                                     1998         1997             1998
                                 (Unaudited)   (Unaudited)

CURRENT ASSETS:
 Cash                           $   239,066    $   205,587    $     90,015
 Accounts & Notes Rec.              120,847         28,097          23,726
 Inventories                         15,236          6,996           7,362
 Prepaid Expenses                    31,130         41,649          51,550

TOTAL CURRENT ASSETS                406,279        282,329         172,653

INVESTMENTS & FUNDS
 Notes Receivable                    47,416

TOTAL INVESTMENTS & FUNDS            47,416

PROPERTY, PLANT AND EQUIPMENT
 Land                             1,495,612      1,554,112       1,554,112
 Building & Improvement          10,610,074      4,989,345       4,989,345
 Construction in Progress                 0      2,960,575       5,580,717
 Furniture & Equipment            2,452,173      1,463,768       2,250,473

TOTAL                            14,557,859     10,967,800      14,374,647
 Less: Accumulated Depreciation
       and Amortization           3,750,351      3,677,921       3,797,872

TOTAL PROPERTY, PLANT
AND EQUIPMENT                    10,807,508      7,289,879      10,576,775
OTHER ASSETS:
 Deposits and Other                 128,745        128,210         129,287

TOTAL OTHER ASSETS                  128,745        128,210         129,287

TOTAL ASSETS                     11,389,948      7,700,418      10,878,715

                   UPTOWNER INNS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                                    SEPTEMBER 30,                 JUNE 30,
                                  1998           1997               1998
                               (Unaudited)    (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable              $   575,453    $   642,299      $   517,587
 Accrued Liabilities               208,175         92,058          145,809
 Taxes Other Than Federal
 Inicome Taxes                     234,891        112,621          200,399
 Notes Payable
Current Portion of
 Long-Term Debt.                 1,009,425        271,282          996,925

TOTAL CURRENT LIABILITIES        2,027,944      1,118,260        1,860,720

LONG-TERM LIABILITIES

 Notes & Mortgages Payable       7,163,701      4,367,113        6,931,165

TOTAL LONG-TERM LIABILITIES      7,163,701      4,367,113        6,931,165

TOTAL LIABILITIES                9,191,645      5,485,373        8,791,885

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - shares;       791,782        791,782          791,782
 Additional Paid-In
 Capital                         1,032,290      1,032,290        1,032,290
 Retained Earnings                 374,231        390,973          262,758

TOTAL STOCKHOLDERS EQUITY        2,198,303      2,215,045        2,086,830

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY             11,389,948      7,700,418       10,878,715



                      UPTOWNER INNS, INC., AND SUBSIDIARIES
                    CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                            3 MONTHS         3 MONTHS
                                             9/30/98          9/30/97
REVENUES:
 Rooms                                   $   391,595      $   249,312
 Food & Beverage                              75,370           62,509
 Telephone                                     8,690            7,826
 Rents                                        60,074           64,934
 Other                                        25,756            7,742
TOTAL REVENUE                                561,485          392,323

COSTS AND EXPENSES:
 Operating Departments
  Cost of Sales                               37,749           33,062
  Salaries & Wages                           188,930          103,009
  Other                                       49,450           28,936
 General Admin.                               34,760           15,230
 Advertising                                  10,350            9,853
 Utilities                                    39,851           31,646
 Repair & Maintenance                         20,354           15,846
 Interest                                    113,922           49,604
 Taxes & Licenses                             50,296           39,607
 Insurance                                    21,645           12,954
 Deprec. & Amort.                             58,413           51,955

TOTAL COST AND EXPENSE                       625,720          391,702

OPERATING INCOME                             (64,235)             621
OTHER INCOME (EXPENSE)
Interest Income                                  550             -0-
Gain on Sale of Assets                       175,158
                                             175,708
NET INCOME (LOSS) BEFORE TAXES               111,473              621
FEDERAL INCOME TAXES AND PENALTIES
 Provision for Taxes on Income                  -0-              -0-
 Deferred Federal Income Taxes                  -0-              -0-
 Tax Penalties                                  -0-              -0-
TOTAL FEDERAL INCOME TAXES                      -0-              -0-
TOTAL NET INCOME                             111,473              621
EARNINGS PER SHARE                              .07              .00
DIVIDENDS PER SHARE                      $      -0-        $     -0-

                      UPTOWNER INNS, INC., AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30

                                                 1998               1997
Cash Flow From Operating Activities:
 Net Income (Accrual Basis; from
  Statement of Income                       $   111,473        $      621
 Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
  Accts. Receivables (Increase) Decrease        (97,121)           (2,894)
   Inventories (Increase) Decrease               (7,874)           (1,000)
   Prepaid Expenses Decrease (Increase)          20,420             9,790
   Accounts Payable (Decrease) Increase          57,866             6,988
   Accrued Liabilities (Decrease) Increase       62,366           (11,302)
  Taxes Other Than Federal Income Tax
   Increase (Decrease)                           34,492           (77,711)
   Deposits (Decrease)                              542              -0-
   Depreciation and
      Amortization Expense                       58,413            51,955
   Gain on Sale of Assets                      (175,158)             -0-
NET CASH OUTFLOW FROM OPERATIONS                 65,419           (23,553)

Cash Flow from Investing Activities:
   Cash Inflows:
     Proceeds From Sale of Real Estate          184,523              -0-
     Collection of Note                           2,084              -0-
  Cash Outflows:
     Paid for Operational Assets & Other       (348,011)       (1,262,299)
NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                   (161,404)       (1,262,299)

Cash Flow from Financing Activities:
  Cash Outflows:
    Loan Proceeds                               315,245         1,262,299
    Payment on Notes and Mortgages              (70,209)          (16,287)
NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                  245,036         1,246,012
Net Increases (Decreases) in Cash Plus Cash
   Equivalents for the Three Months             149,051           (39,840)
Cash Plus Cash Equivalents at July 1             90,015           245,427
Cash Plus Cash Equivalents at September 30      239,066           205,587

Cash Pd for Interest in the Three Months         87,581            48,409

Cash Pd for Income Taxes in The Three Months       -0-               -0-


                       UPTOWNER INNS, INC., AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



     1. The financial statements presented reflect UpTowner Inns, Inc., and its consolidated subsidiaries: Motel and Restaurant Supply.

     2. The foregoing statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 1998.

                    UPTOWNER INNS, INC., AND SUBSIDIARIES
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          SEPTEMBER 30, 1998

     The quarter ending September 30, 1998 resulted in earnings per share of $.07 which was an increase over the comparable period in 1997 that resulted in an approximate break-even. Revenues were up 43% due to the opening in last August of the new facility (135 room Holiday Inn
Hotel & Suites). The new hotel has a successful operation to the end of the quarter that increased Room Revenues 57%, Food and Beverage 21% and Telephone Income 11%, Other Income was up 233%. Rent Revenues declined 7% due to the sale of real estate in July . This sale created a gain of $175,158 and was the basis for the reported profit. The operating income was a loss of $64,235 compared to $621 profit in the 1997 period. While revenues increased due to the new hotel, expenses increased greatly as well. Total expenses were up 60% over 1997's first quarter. All categories were up and especially Salaries & Wages (up 83%), General & Administrative (up 128%), Interest (up 130%), Insurance (up 67%), and Other Expenses (up 71%). The overhead of the new hotel will be relatively higher, but the revenue potential is higher (approximately $80 per room per day compared to about $50 per room for the older facility).

     The Statement of Cash Flows reflects an increase in cash due mainly to borrowed funds. The current ratio decreased from .25 to .20 indicating a further deterioration of the liquidity of the company.
The near future will not result in any significant improvement due to expected declines in revenues for the season of the year.
Continued efforts to restructure debt may yield some benefit, but it would likely take many months before any significant improvements would be expected.

                     UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                             SEPTEMBER 30, 1998





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UPTOWNER INNS, INC.
                                                (Registrant)




     Date: January 27, 1999             By   /s/ Violet Midkiff
                                               Violet Midkiff
                                               President



    Date: January 27, 1999              By   /s/ James R. Camp
                                               James R. Camp
                                               Treasurer