Form 10-Q
period 1998-12-31
UPTOWNER INNS INC
filed 1999-02-09
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                               FORM 10-Q

            Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

For Quarter Ended      DECEMBER 31, 1998          Commission File No. 0-1957

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

            Class                       Outstanding at DECEMBER 31, 1998
   Common Stock-$.50 par value                   1,583,563 Shares

                    UPTOWNER INNS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 1998 AND 1997

                                   ASSETS
                                        DECEMBER 31,               JUNE 30,
                                    1998            1997             1998
                                (Unaudited)      (Unaudited)

CURRENT ASSETS:
  Cash                          $    271,028     $    105,938     $    90,015
  Accounts & Notes Rec.              159,614           26,537          23,726
  Inventories                         15,936            8,195           7,362
  Prepaid Expenses                    32,604           32,706          51,550

TOTAL CURRENT ASSETS                 479,182          173,376         172,653

INVESTMENTS & FUNDS
  Notes Receivable                    79,832            -0-             -0-

TOTAL INVESTMENTS & FUNDS             79,832            -0-             -0-

PROPERTY, PLANT AND EQUIPMENT
  Land                             1,480,612        1,554,112       1,554,112
  Building & Improvement          10,637,720        4,989,345       4,989,345
  Construction in Progress             -0-          3,145,929       5,580,717
  Furniture & Equipment            2,452,081        1,463,768       2,250,473

TOTAL                             14,570,413       11,153,154      14,374,647
  Less: Accumulated Depreciation
       and Amortization            3,773,495        3,719,834       3,797,872

TOTAL PROPERTY, PLANT
AND EQUIPMENT                     10,796,918        7,433,320      10,576,775

OTHER ASSETS:
  Deposits and Other                 130,074          127,921         129,287

TOTAL OTHER ASSETS                   130,074          127,921         129,287

TOTAL ASSETS                      11,486,006        7,734,617      10,878,715


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1998 AND 1997


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                      DECEMBER 31,                 JUNE 30,
                                  1998            1997               1998
                               (Unaudited)     (Unaudited)

RENT LIABILITIES:
 Accounts Payable              $    551,231    $    610,609      $    517,587
 Accrued Liabilities                114,757         107,052           145,809
 Taxes Other Than Federal
 Income Taxes                       202,682         137,076           200,399
 Notes Payable                       34,000           -0-               -0-
 Current Portion Long-Term Debt   1,021,925         272,482           996,925

TOTAL CURRENT LIABILITIES         1,924,595       1,127,219         1,860,720

LONG-TERM LIABILITIES
 Notes &  Mortgages Payable       7,247,145       4,415,761         6,931,165

TOTAL LONG-TERM LIABILITIES       7,247,145       4,415,761         6,931,165

TOTAL LIABILITIES                 9,171,740       5,542,980         8,791,885

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563           791,782         791,782           791,782
 Additional Paid-In
 Capital                          1,032,290       1,032,290         1,032,290
 Retained Earnings                 490,194          367,565           262,758

TOTAL STOCKHOLDER'S
EQUITY                            2,314,266       2,191,637         2,086,830

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY             11,486,006       7,734,617        10,878,715


                    UPTOWNER INNS, INC., AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
               FOR THE PERIODS ENDED DECEMBER 31, 1998 AND 1997

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                             12/31/98    12/31/97      12/31/98       12/31/97

REVENUES:
Rooms                        $ 782,377   $ 217,030    $ 1,173,972   $ 466,342
Food & Beverage                104,306      87,261        179,676     149,770
Telephone                       10,524       6,777         19,214      14,603
Rents                           57,962      65,465        118,036     130,399
Other                           14,711      15,354         40,467      23,096
TOTAL REVENUE                  969,880     391,887      1,531,365     784,210

COSTS AND EXPENSES:
Cost of Sales                   60,183      43,095         97,932      76,157
Salaries & Wages               238,531     105,019        427,461     208,028
Other                           97,519      51,777        146,969      80,713
General & Administrative        34,901      12,862         69,661      28,092
Advertising                      8,717       4,756         19,067      14,609
Utilities                       44,177      26,842         84,028      58,488
Repair & Maintenance            20,869      14,318         41,223      30,164
Interest                       202,359      48,067        316,281      97,671
Taxes & Licenses                63,200      50,483        113,496      90,090
Insurance                       28,183      14,303         49,828      27,257
Deprec. & Amort.                92,832      41,822        151,245      93,777
TOTAL COST & EXPENSES          891,471     413,344      1,517,191     805,046

OPERATING INCOME (LOSS)         78,409     (21,457)        14,174     (20,836)

OTHER INCOME:
Interest Income                    783       -0-            1,333       -0-
Gain on Sale of Assets          36,771       -0-          211,929       -0-
TOTAL OTHER INCOME              37,554       -0-          213,262       -0-
NET INCOME (LOSS)
  BEFORE TAXES                 115,963     (21,457)       227,436     (20,836)

FEDERAL INCOME TAXES
Provision for Taxes
on Income                        -0-         -0-            -0-         -0-
Deferred Federal
Income Taxes                     -0-         -0-            -0-         -0-
TOTAL FEDERAL INCOME
TAXES                            -0-         -0-            -0-         -0-
TOTAL NET INCOME (LOSS)        115,963     (21,457)       227,436     (20,836)

EARNINGS PER SHARE                .07        (.01)           .14        (.01)
DIVIDENDS PER SHARE              -0-         -0-            -0-         -0-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1998

                                                  1998               1997

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Accrual Basis; from
   Statement of Income)                       $     227,436     $    (20,836)
Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accounts Receivable (Increase) Decrease         (135,888)          (1,334)
   Inventories (Increase) Decrease                   (8,574)          (2,199)
   Prepaid Expenses Decrease (Increase)              18,946           18,733
   Accounts Payable (Decrease) Increase              33,644          (24,702)
   Notes Payable (Decrease) Increase                 34,000            -0-
   Accrued Liabilities (Decrease) Increase          (31,052)           3,981
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                              2,283          (55,207)
    Increase in Deposits                               (787)           -0-
    Depreciation Expense                            151,245           93,868
    Gain on Sale of Assets                         (211,929)           -0-
NET CASH INFLOWS FROM OPERATIONS                     79,324           12,304

CASH FLOW FROM INVESTING ACTIVITIES:

  From Collection on Notes Receivable                 4,668            -0-
  From Sale of Assets                               240,625            -0-
  From Purchase of Operational Assets              (484,584)      (1,447,653)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                       (239,291)      (1,447,653)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of Long-Term Debt                        476,556        1,346,308
  Payment on Notes and Mortgages                   (135,576)         (50,448)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                      340,980        1,295,860

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Six Months                    181,013         (139,489)
Cash Plus Cash Equivalents at July 1                 90,015          245,427
Cash Plus Cash Equivalents at December 31           271,028          105,938

Cash Paid for Interest in the Six Months            334,848           97,671

Cash Paid for Income Taxes in The Six Months          -0-              -0-


                   UPTOWNER INNS, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998



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

                   UPTOWNER INNS, INC., AND SUBSIDIARIES
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1998


     With the continued success of the new facility opened in August, 1998, the revenues for six months have reached $.14 per share (up from a loss of $.01 in the six month period last year). The revenues from rooms increased 152% due mainly to the room revenues of the new hotel. Other revenues increased due to the new operation adding food and beverage income, telephone income and other income. The rent revenues continue to decrease (down 9%) due to the sale of some of the rental properties. These sales created almost $212,000 of the $227,000 reported; however, the operating income of the second quarter reached $78,409 (compared to a loss of $21,457 in the same period in 1997). The expenses are up 88% with very large increases due to more personnel and higher overhead to operate the new facility. The debt structure is substantially higher, which has resulted in a 224% increase in interest expenses.

     The liquidity improved slightly from.15 to .25 comparing December 31, 1997 and December 31, 1998. It improved from .09 to .25 since June 30, 1998. The Statement of Cash Flows indicates a continued improvement in the cash balance, but the increase was mainly due to increased borrowing. The liquidity is likely to weaken further in the next quarter and then improve when the travel season returns. Efforts to restructure debt continue and should be completed in the next quarter, but the results will be less than needed to restore the liquidity to a favorable position.

                      UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                              DECEMBER 31, 1998





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                      (Registrant)




Date:   January 26, 1999                        By  /s/ Violet Midkiff
                                                      Violet Midkiff
                                                         President


Date:   January 26, 1999                        By  /s/ James R. Camp
                                                        James R. Camp
                                                          Treasurer