Form 10-Q
period 1999-03-31
UPTOWNER INNS INC
filed 1999-04-23
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.
                            FORM 10-Q

            Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

For Quarter Ended      MARCH 31, 1999               Commission File No. 0-1957

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

     Class                                  Outstanding at MARCH 31, 1999
Common Stock-$.50 par value                          1,583,563 Shares

                      UPTOWNER INNS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET
                  FOR THE NINE MONTHS ENDED MARCH 31, 1999


                                  ASSETS


                                         MARCH 31,                 JUNE 30,

                                  1999              1998             1998
                               (Unaudited)       (Unaudited)

CURRENT ASSETS:
  Cash                         $   295,070       $   105,001     $    90,015
  Accounts & Notes Rec.             84,564            25,656          23,726
  Inventories                       13,082             8,088           7,362
  Prepaid Expenses                  28,008            32,029          51,550


TOTAL CURRENT ASSETS               420,724           170,774         172,653

INVESTMENTS & FUNDS
  Notes Receivable                  78,394             -0-             -0-

TOTAL INVESTMENTS & FUNDS           78,394             -0-             -0-


PROPERTY, PLANT AND EQUIPMENT
  Land                           1,480,612         1,554,112       1,554,112
  Building & Improvement        10,701,839         4,989,345       4,989,345
  Construction in Progress          -0-            3,778,809       5,580,717
  Furniture & Equipment          2,459,536         1,463,768       2,250,473

TOTAL                           14,641,987        11,786,034      14,374,647
  Less: Accumulated Depreciation
       and Amortization          3,866,327         3,761,746       3,797,872


TOTAL PROPERTY, PLANT
AND EQUIPMENT                   10,775,660         8,024,288      10,576,775

OTHER ASSETS:
  Deposits and Other               133,750           145,106         129,287

TOTAL OTHER ASSETS                 133,750           145,106         129,287

TOTAL ASSETS                    11,408,528         8,340,168      10,878,715


                       UPTOWNER INNS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                     FOR THE NINE MONTHS ENDED MARCH 31, 1999


                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                       MARCH 31,                  JUNE 30,

                                  1999             1998             1998
                               (Unaudited)      (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable              $   603,707      $  637,823       $   517,587
 Accrued Liabilities               102,702         100,872           145,809
 Taxes Other Than Federal
   Income Taxes                    207,265         160,855           200,399
 Current Portion of
   Long-Term Debt                1,031,925         286,500           996,925

TOTAL CURRENT LIABILITIES        1,945,599       1,186,050         1,860,720

LONG-TERM LIABILITIES
 Notes &  Mortgages Payable      7,161,606       5,012,529         6,931,165


TOTAL LONG-TERM LIABILITIES      7,161,606       5,012,529         6,931,165

TOTAL LIABILITIES                9,107,205       6,198,579         8,791,885

STOCKHOLDERS' EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563          791,782         791,782           791,782
 Additional Paid-In
 Capital                         1,032,290       1,032,290         1,032,290
 Retained Earnings                 477,251         317,517           262,758

TOTAL STOCKHOLDERS'
EQUITY                           2,301,323       2,141,589         2,086,830

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            11,408,528       8,340,168        10,878,715


                        UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                       FOR THE NINE MONTHS ENDED MARCH 31

                               THREE MONTHS ENDED        NINE MONTHS ENDED
                             03/31/99      03/31/98    03/31/99     03/31/98

REVENUES:
Rooms                       $ 671,299     $ 179,151   $ 1,845,271  $ 645,493
Food & Beverage                77,287        61,518       256,963    211,288
Telephone                       9,257         7,082        28,471     21,685
Other                           7,369         6,684        47,836     29,780
Rents                          60,654        62,212       178,690    192,611
TOTAL REVENUE                 825,866       316,647     2,357,231  1,100,857

COSTS AND EXPENSES:
Cost of Sales                  49,907        32,278       147,839    108,435
Salaries & Wages              187,925       100,464       615,386    308,492
Other                          71,732         8,901       218,701     89,614
General & Administrative       73,368        21,082       143,029     49,174
Advertising                    22,951         7,568        42,018     22,177
Utilities                      54,277        26,480       138,305     84,968
Repair & Maintenance           21,736        21,180        62,959     51,344
Interest                      178,942        52,426       495,223    150,097
Taxes & Licenses               64,082        40,877       177,578    130,967
Insurance                      24,560        13,789        74,388     41,046
Deprec. & Amort.               96,623        42,003       247,868    135,780
TOTAL COST & EXPENSES         846,103       367,048     2,363,294  1,172,094

OPERATING INCOME (LOSS)       (20,237)      (50,401)       (6,063)   (71,237)

OTHER INCOME:
Interest Income                 1,744           353         3,077        353
Gain on Sale of Assets          6,000         -0-         217,929      -0-
TOTAL OTHER INCOME              7,744           353       221,006        353

NET INCOME (LOSS)
   BEFORE TAXES               (12,493)      (50,048)      214,943    (70,884)

FEDERAL INCOME TAXES
Provision for Taxes
on Income                       -0-           -0-           -0-        -0-
Deferred Federal
Income Taxes                    -0-           -0-           -0-        -0-
TOTAL FEDERAL INCOME
TAXES                           -0-           -0-           -0-        -0-
TOTAL NET INCOME (LOSS)      (12,493)      (50,048)      214,943    (70,884)
EARNINGS PER SHARE            (.01)         (.03)          .14        (.04)
DIVIDENDS PER SHARE             -0-           -0-           -0-        -0-


                         UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         FOR THE NINE MONTHS ENDED MARCH 31


                                                1999                1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Accrual Basis; from
   Statement of Income)                     $    214,493       $    (70,884)
Add (Deduct) to Reconcile Net Income to
   Net Cash Flow:
   Accounts Receivable (Increase) Decrease       (55,838)              (453)
   Inventories (Increase) Decrease                (5,720)            (2,092)
   Prepaid Expenses Decrease (Increase)           23,542             19,410
   Accounts Payable (Decrease) Increase           86,120              2,512
   Notes Payable (Decrease) Increase             (34,000)             -0-
   Accrued Liabilities (Decrease) Increase       (43,107)            (2,488)
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                           6,866            (31,428)
     Increase in Deposits                         (4,463)             -0-
     Depreciation and Amortization Expense       247,868            135,780
    Gain on Sale of Assets                      (217,929)             -0-
NET CASH INFLOWS FROM OPERATIONS                 217,832             50,357

CASH FLOW FROM INVESTING ACTIVITIES:
  From Decrease (Increase) of Other Assets         -0-              (16,896)
  From Collection on Notes Receivable              6,106              -0-
  From Purchase of Operational Assets           (564,949)        (2,080,533)
  From Sale of Operational Assets                246,625              -0-

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                    (312,218)        (2,097,429)

CASH FLOW FROM FINANCING ACTIVITIES:
   Issuance of Long-Term Debt                    476,556          1,972,970
   Payment on Notes and Mortgages               (177,115)           (66,324)
NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                   299,441          1,906,646


Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Nine Months                205,055           (140,426)

Cash Plus Cash Equivalents at July 1              90,015            245,427

Cash Plus Cash Equivalents at March 31           295,070            105,001

Cash Paid for Interest in the Nine Months        512,595            146,785

Cash Paid for Income Tax in the Nine Months        -0-                -0-


                      UPTOWNER INNS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1999



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

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 1999



     The quarter ending March 31, 1999 shows very significant increases in Rooms revenues (275%) with increases in Food and Beverage revenues (26%) and Telephone (31%) due to the added revenues from the Holiday Inn Hotel
& Suites which opened in late August 1998. This operation's strong revenues and above-expectations activity was the primary cause for the increase of 131%. Due to the continued under-utilization of the older facility, the company experienced an operating loss of $20,237 for the quarter.

     For the nine months ended March 31, 1999 the operating loss is $6,063 and the net income is $214,943. The company has sold some rental properties to use more available revenues on the motel operations and the profit resulting from the sales totals $217,929.

     The liquidity for March 31, 1999 improved from .14 to .22.  At
June 30, 1998, it measured .09. As reported in the Statement of Cash Flows, the operating activities provided net cash of $217,832 which was used to improve the liquidity for $205,055. It is due to the success of the new motel operations continuing higher than expected. However, the overall liquidity will not improve greatly in the near future due to the severe decline in revenues from the original property. Management has not made any decisions to change the use of the facility in any way and no plans are pending on any sale of that property.

                        UPTOWNER INNS, INC. AND SUBSIDIARY

                                     SIGNATURES

                                   MARCH 31, 1999





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    UPTOWNER INNS, INC.
                                                        (Registrant)




     Date:   April 20, 1999                       By  /s/ Violet Midkiff
                                                       Violet Midkiff
                                                       President




     Date:   April 20, 1999                       By  /s/ James R. Camp
                                                       James R. Camp
                                                       Treasurer