Form 10-K
period 1999-06-30
UPTOWNER INNS INC
filed 1999-12-06
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20459
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED JUNE 30, 1999; COMMISSION FILE NUMBER 0-1957



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

                           X   Yes            No


        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 1999, was $791,782.

        As of June 30, 1999, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.


                    DOCUMENTS INCORPORATED BY REFERENCE

        The definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in
Part III, Items 10 and 11.

                                     PART I


ITEM 1. BUSINESS.

        (a) The registrant, Uptowner Inns, Inc., was incorporated in the State of West Virginia on July 1, 1961. The registrant operates a 137 room, full service hotel built in 1962 by the registrant and operated by the registrant. On January 17, 1997, the Holiday Inn franchise was terminated. The franchise required standard fees for advertising, reservation system, etc. In late August 1998, the registrant opened a 135-room Holiday Inn Hotel & Suites facility adjacent to the Huntington Civic Arena.

     The clientele are predominately business travelers due to the downtown location. Main hotel occupancy for the year averaged 27% with an average of $45. rate per room. This yielded a revenue for available rooms of $4,450. per year. The new Holiday Inn Hotel & Suites occupancy for the year averaged 59% with an average of $81. rate per room. This yielded a revenue for available rooms of $17,500.

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

        (b) The registrant is engaged in substantially two lines of businesses, to wit, the operation of motor hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals exceeded ten percent of the consolidated revenue of the registrant and its subsidiaries for the years prior to 1999. For the year ended June 30, 1999, income from rentals did not exceed ten percent. Consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

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

     At June 30, 1999, the registrant and its subsidiaries employ approximately 85 employees.


        (c)  The registrant has no foreign operation.

ITEM 2. PROPERTIES.

        (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant. The motor hotel is subject to a mortgage in favor of the Twentieth Street Bank, Huntington, West Virginia, in the original amount of $2,000,000., payable in monthly installments of $22,568. per month, including interest at 10% until February 4, 2004, when the amount due must be paid in full. The balance at June 30, 1999 is $1,330,369.


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


        (d) The registrant owns in fee two lots immediately west of its motor hotel, 1401 Fourth Avenue, in Huntington, West Virginia, acquired for future development and currently used for parking.
This property is subject to a first mortgage in favor of the Twentieth Street Bank in the original amount of $2,000,000. as noted in Item 2 (a).


        (e) The registrant owns in fee and operates a 40 unit, two story apartment building within one city block of the motor hotel, at 1340 Fourth Avenue, in Huntington, West Virginia.


        (f) The registrant owns in fee a lot acquired and used for parking, across the street from its main motor hotel at 1420
Fourth Avenue, in Huntington, West Virginia.


        (g) The registrant owns in fee an undeveloped lot acquired for future development or for parking, across an alley from its main motor hotel at 1438 Fifth Avenue, in Huntington, West Virginia.
It is anticipated the lot will be sold within the next fiscal year.


        (h) The registrant owns in fee a lot improved by a three story building originally used as a store and apartment, within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia, acquired for rental and for future development, subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $23,370. at June 30, 1999.

        (i) The registrant owns in fee a vacant lot on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is currently used as a parking lot until it is deemed beneficial to build and operate a decent motel in that location.


        (j) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking.


        (k) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991.
This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $439,086.


        (l) The registrant owns in fee a Holiday Inn Hotel & Suites, a 135 room motor hotel, located in downtown Huntington at 800 Third Avenue. This purchase was finalized in December 17, 1996 from a contract entered into on November 21, 1995. The hotel officially opened for business
August 38, 1998. The property is subject to a mortgage in favor of Huntington Urban Renewal Authority in the amount of $540,000., 8.5% rate of interest and maturing February 2004, the balance is $483,790. at June 30, 1999 and is subject to a line of credit in the amount of $4,392,891., with interest at prime plus 1%.

        The facility is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and is used as a major part of marketing for conventions and meetings in the Tri-State area.

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

        (b) As of the 20th day of September 1999, the approximate number of record holders of common stock securities of the registrant was 1,424.

        (c) The registrant has paid no dividends with respect to its common stock during the past two years.

ITEM 6.  SELECTED FINANCIAL DATA

         The following financial information of Uptowner Inns, Inc., and Subsidiaries is for the years ended June 30, 1999, June 30, 1998, June 30 1997, June 30, 1996, and June 30, 1995, on a scope similar to that set forth in the report included elsewhere in this report. These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                              UPTOWNER INNS, INC.

                            SELECTED FINANCIAL DATA


              1999        1998          1997          1996          1995

Operating
 Revenues    3,357,351    1,479,921     1,867,013     2,098,085     2,317,690

Income from
 Operations    546,029       87,267       279,055       316,577       424,570

Net Income
 (Loss)        113,029     (125,643)       74,257        89,458       494,600


Net Income (Loss)
 per share        .07         (.08)          .05           .06           .31


Weighted Average Number
 of Shares  1,583,563     1,583,563     1,583,563     1,583,563     1,583,563


Cash Dividends
 Per Share       -             -             -             -             -


Total
 Assets    11,462,295    10,878,715     6,535,810     5,011,385     5,119,107

Long-Term
 Debt       6,913,472     6,931,165     3,119,901     2,322,279     2,527,941


     The decline in 1996 resulted from fewer tours booking stays at the hotel and the further decline in 1997 resulted from general business decline and the loss of the Holiday Inn franchise in 1997. The 1998 decline was due to increased competition by operations close to the interstate and the concern that the facility would be closed due to the opening of the new Holiday Inn Hotel & Suites, which had been originally planned for February 1998. The increase in 1999 was entirely the result of the new hotel, which operated for over ten months.

ITEM 7.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REVENUES

                                   1999            1998            1997

Total Revenues                 $ 3,357,351.    $ 1,479,921.    $ 1,867,013.

   Percentage Increase
      (Decrease)                   126.9%         ( 20.7)%        ( 11.0)%

Motor Inn Revenues               2,670,754.        850,775.      1,198,307.

   Percentage Increase
      (Decrease)                   213.9%         ( 29.0)%        (  9.4)%

   Percentage of Total Revenues     79.5%           57.5%           64.2%

Food and Beverage                  380,236.        316,759.        352,279.

   Percentage Increase
      (Decrease)                    20.0%         ( 10.1)%        ( 19.2)%

Rents                              235,270.        256,371.        235,986.

   Percentage Increase
      (Decrease)                   ( 8.2)%           8.6%             .9%




      Motor inn revenue decreased in 1998 due to increased competition from other facilities and the concern that the older facility would close in February 1998, when the Holiday Inn operating was originally scheduled to open. Food and Beverage revenues decreased due to fewer guests and increased competition in the area due to more restaurants.
Rents increased due to slightly improved occupancy and some rate increases.

     The motor inn revenues increased in 1999 due to the opening of the new facility in late August 1998. The revenues have been consistently higher than had been anticipated in room and beverage. Revenues decreased in the older facility in rooms and food operations, due to the lack of a franchise and the continued uncertainty by the public as to the continuation of that operation. The acquisition of the Travelodge franchise for this facility is expected to improve revenues. Rents decreased due to the sale of properties.

[CAPTION]
OPERATING COST AND EXPENSES AND INTEREST EXPENSES

                          1999         1998          1997          1996

Cost of Sales       $   447,582.  $   212,117.  $   291,619.  $   362,029.
   Percentage increase
      (decrease)        111.0%        (28.3)%       (19.5)%        (8.9)%

Salaries                841,724.      441,308.      475,893.      475,637.
   Percentage increase
      (decrease)         90.7%         (7.3)%          .1%         (2.9)%

Advertising             181,349.       36,779.       80,171.      117,833.
   Percentage increase
      (decrease)        393.1%        (54.1)%       (32.0)%       (13.4)%

Utilities               205,282.      115,676.      118,048.      150,454.
   Percentage increase
      (decrease)         77.5%         (2.0)%       (21.5)%         5.6%

Repairs and Maint.       73,821.       44,495.       64,610.       66,769.
   Percentage increase
      (decrease)         65.9%        (31.1)%        (3.2)%       (29.8)%

Taxes and License       367,595.      205,010.      196,937.      197,093.
   Percentage increase
      (decrease)         79.3%          4.1%         ( .1)%        (5.3)%

Insurance and Other      63,321.       40,252.      36,145.        34,912.
   Percentage increase
      (decrease)         57.3%         11.4%       ( 3.4)%        (22.5)%

Total Cost
     and Expenses     2,811,322.    1,392,654.   1,587,958.     1,781,508.
   Percentage increase
      (decrease)        101.9%        (12.3)%      (10.9)%         (5.9)%

Interest                677,000.      212,910.     204,798.       222,742.
  Percentage increase
     (decrease)         218.0%          4.0%        (8.1)%         (6.0)%

          Cost of sales decreases were due to the decrease in the revenues and better management of food and beverage costs. Advertising decreased in 1996 due to the room revenue decrease that affected the change under the Holiday Inn franchise for advertising and further decreased in 1997 due to termination of the franchise in January. Utilities decreased in 1997 due to the decreased business and the milder weather in the last fiscal year. The registrant has accomplished only needed repairs and maintenance due to the new facility being constructed and some uncertainty as to the use of the current motel property in early 1998. Interest decreased due to the principal reductions and began to increase in 1998 due to increased borrowing to construct the new facility. Total costs and expenses have consistently decreased due to the factors affecting the major items (noted above). That is, declining business has been a major factor in the declining costs and expenses through 1998.

     The increase in 1999 of all areas of expense can be attributed to the opening of the new facility in late August 1998. Expenses for the older facility were not significantly different in 1999.

[CAPTION]
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES


                                     1999          1998          1997

                               $  113,029.     $( 125,643.)   $  74,257.

INCOME TAXES

                                     1999          1998          1997

Income taxes (benefit)         $      -       $     -        $    -
Effective tax rate                    -             -             -


        For the year ended June 30, 1997, the Company utilized operating loss carryforwards in the amount of $11,501. to offset taxable income. The Company has a carryforward loss for taxable income until the year 2014.


INCOME (LOSS)

                                    1999           1998           1997

                                $   113,029.     $ 125,643.     $  74,257.



        The loss of the Holiday Inn franchise for the motor inn and construction in progress of the Holiday Inn Hotel & Suites has had an obvious impact on income resulting in a decrease in revenues of $231,072. in 1997 and decreased costs and expenses of $211,494. resulting in a decrease in Income of $15,201. in 1997.

        Continued revenue declines due to lack of a franchise and some uncertainty as to the continuation of hotel operations resulted in a decrease of revenues totaling $387,092. in 1998. The decreased costs and expenses of $187,192. and the revenue decrease resulted in a net decrease in income of $199,900. from the prior year and, thus, the net loss for 1998 of $125,643.

        Management has obtained a Travelodge franchise for the older facility and will seek new business that is not in competition with the new hotel. Continued monitoring of costs and expenses will be done to improve the operating results for the Company.

        In 1999, revenues increased $1,981,649. and total costs and expenses increased $1,632,977. resulting in an increase in net income over 1998 of $238,672. Due to significant net operating losses extending to 2014, no income tax expense will be incurred.

[CAPTION]
LIQUIDITY AND CAPITAL RESOURCES


                                         1999           1998

Resources available at
      June 30, 1999 and 1998

   Cash                            $   322,663.    $   90,015.


        The registrant anticipates liquidity will continue at a below normal level for the next several years, but will show some slight improvement due to the completion of the new facility. Resources available have increased $232,648. as a result of operating activities providing substantially more than the net outflows for capital expenditures paid for from Company funds.

       Liquidity has improved from .09 in 1998 to .24 in 1999 due to the sale of properties and the improved operating activities from the new hotel. Although this is a positive improvement this year, it is not expected to improve substantially in the next few years.

                       UPTOWNER INNS, INC. AND SUBSIDIARIES

ITEM 8.     FINANCIAL STATEMENTS

        Financial Statements:

        Uptowner Inns, Inc. and Subsidiaries
          Opinion of Independent Certified Public Accountant
          Consolidated Balance Sheets as of June 30, 1999 and 1998 Consolidated Statement of Operations for the
              Year Ended June 30, 1999, 1998 and 1997
          Consolidated Statement of Stockholders' Equity
              for the Year Ended June 30, 1999, 1998 and 1997
          Consolidated Statement of Cash Flows for the
              Year Ended June 30, 1999, 1998 and 1997
          Notes to Consolidated Financial Statements

        Uptowner Inns, Inc. and Subsidiaries
          Opinion of Independent Certified Public Accountant
          Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statement of Income for the
               Year Ended June 30, 1998, 1997 and 1996
          Consolidated Statement of Stockholders' Equity
               for the Year Ended June 30, 1998, 1997 and 1996
          Consolidated Statement of Cash Flows for the
               Year Ended June 30, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

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

Title of      Name and Address       Amount and Nature of      Percent
 Class       of Beneficial Owner     Beneficial Ownership      of Class

Common        Violet Midkiff          763,258   Direct and        48.2
              922 Eleventh Street               Indirect
              Huntington, West Virginia


           (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of      Name and Address        Amount and Nature of        Percent
 Class       of Beneficial Owner      Beneficial Ownership        of Class

Common       Arthur J. Huber             -0-     Indirect             0

Common       James R. Camp               8,371   Direct              .5

Common       Violet Midkiff            763,258   Direct and        48.2
                                                  Indirect

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT (Cont'd)


Title of       Name and Address        Amount and Nature of       Percent
 Class        of Beneficial Owner      Beneficial Ownership       of Class

Common        Louis Abraham                3,656   Direct            .2

Common        Carl Midkiff                15,311   Direct and       1.0
                                                    Indirect

Common        Olive Hager                 21,870   Direct           1.4

Common      Six Officers and             812,466   Direct and      51.3
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


As to Uptowner Inns, Inc.:

Year ended June 30, 1999

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

Year ended June 30, 1999:

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

             Exhibit 22 - Subsidiaries of Uptowner Inns, Inc.

                   *  Motel & Restaurant Supply
                       100% Owned Subsidiary
                       Incorporated in the State of West Virginia



                   *  Represents a Corporation which had no
                       activity during fiscal year June 30, 1999 or 1998

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                           UPTOWNER INNS, INC.



                                      By:  /s/Violet Midkiff
                                           Violet Midkiff, President
                                              September 1999



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               By: /s/ Arthur Huber
                                   Arthur Huber, Vice President
                                   September 1999


                               By: /s/James R. Camp
                                   James R. Camp, Treasurer and Director
                                   September 1999


                               By: /s/Olive Hager
                                   Olive Hager, Secretary and Director
                                   September 1999


                               By: /s/Carl E. Midkiff
                                   Carl E. Midkiff, Director
                                   September 1999


                               By: /s/Louis Abraham
                                   Louis Abraham, Director
                                   September 1999