Form 10-Q
period 1999-09-30
UPTOWNER INNS INC
filed 1999-12-06
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.
                            FORM 10-Q

            Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

For Quarter Ended  September 30, 1999               Commission File No. 0-1957

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

       Class                                Outstanding at September 30, 1999
Common Stock-$.50 par value                          1,583,563 Shares

                      UPTOWNER INNS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEET



                                  ASSETS


                                     SEPTEMBER 30,                 JUNE 30,

                                  1999              1998             1999
                               (Unaudited)       (Unaudited)

CURRENT ASSETS:
  Cash                         $   367,670       $   239,066     $   322,663
  Accounts & Notes Rec.            167,611           120,847         169,918
  Inventories                       11,971            15,236          11,197
  Prepaid Expenses                  42,983            31,130          65,309


TOTAL CURRENT ASSETS               590,235           406,279         569,087

INVESTMENTS & FUNDS
  Notes Receivable                   -0-              47,416           -0-

TOTAL INVESTMENTS & FUNDS            -0-              47,416           -0-


PROPERTY, PLANT AND EQUIPMENT
  Land                           1,480,612         1,495,612       1,480,612
  Building & Improvement        10,830,583        10,610,074      10,768,710
  Construction in Progress           -0-              -0-              -0-
  Furniture & Equipment          2,538,402         2,452,173       2,512,955

TOTAL                           14,849,597        14,557,859      14,762,277
  Less: Accumulated Depreciation
       and Amortization          4,093,120         3,750,351       3,986,965


TOTAL PROPERTY, PLANT
AND EQUIPMENT                   10,756,477        10,807,508      10,775,312

OTHER ASSETS:
  Deposits and Other               122,180           128,745         117,896

TOTAL OTHER ASSETS                 122,180           128,745         117,896

TOTAL ASSETS                    11,468,892        11,389,948      11,462,295


                       UPTOWNER INNS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                     SEPTEMBER 30,                JUNE 30,

                                  1999             1998             1999
                               (Unaudited)      (Unaudited)

CURRENT LIABILITIES:
 Accounts Payable              $   622,155      $  575,453       $   591,840
 Accrued Liabilities               169,855         208,175           179,605
 Taxes Other Than Federal
   Income Taxes                    256,471         234,891           312,513
 Current Portion of
   Long-Term Debt                1,275,000       1,009,425         1,265,006

TOTAL CURRENT LIABILITIES        2,323,481       2,027,944         2,348,964

LONG-TERM LIABILITIES
 Notes &  Mortgages Payable      6,822,163       7,163,701         6,913,472


TOTAL LONG-TERM LIABILITIES      6,822,163       7,163,701         6,913,472

TOTAL LIABILITIES                9,145,644       9,191,645         9,262,436

STOCKHOLDERS' EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563          791,782         791,782           791,782
 Additional Paid-In
 Capital                         1,032,290       1,032,290         1,032,290
 Retained Earnings                 499,176         374,231           375,787

TOTAL STOCKHOLDERS'
EQUITY                           2,323,248       2,198,303         2,199,859

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY            11,468,892      11,389,948        11,462,295


                        UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30

                               THREE MONTHS ENDED       THREE MONTHS ENDED
                                    09/30/99                 09/30/98

REVENUES:
Rooms                              $  915,160               $  391,595
Food & Beverage                        83,139                   75,370
Telephone                              13,101                    8,690
Other                                  58,559                   60,074
Rents                                  21,000                   25,756
TOTAL REVENUE                       1,090,959                  561,485

COSTS AND EXPENSES:
Cost of Sales                          46,309                   37,749
Salaries & Wages                      224,203                  188,930
Other                                  97,499                   49,450
General & Administrative               67,323                   34,760
Advertising                            27,851                   10,350
Utilities                              59,643                   39,851
Repair & Maintenance                   46,772                   20,354
Interest                              182,803                  113,922
Taxes & Licenses                       84,139                   50,296
Insurance                              24,970                   21,645
Deprec. & Amort.                      107,779                   58,413
TOTAL COST & EXPENSES                 969,291                  625,720

OPERATING INCOME (LOSS)               121,668                  (64,235)

OTHER INCOME:
Interest Income                         1,721                      550
Gain on Sale of Assets                  -0-                    175,158
TOTAL OTHER INCOME                      1,721                  175,708

NET INCOME (LOSS)
   BEFORE TAXES                       123,389                  111,473

FEDERAL INCOME TAXES
Provision for Taxes
on Income                               -0-                      -0-
Deferred Federal
Income Taxes                            -0-                      -0-
TOTAL FEDERAL INCOME
TAXES                                   -0-                      -0-
TOTAL NET INCOME (LOSS)               123,389                  111,473
EARNINGS PER SHARE                      0.08                     0.07
DIVIDENDS PER SHARE                     -0-                      -0-


                         UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                        FOR THE THREE MONTHS ENDED MARCH 31


                                                1999                1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Accrual Basis; from
   Statement of Income)                     $    123,389       $   111,473
Add (Deduct) to Reconcile Net Income to
   Net Cash Flow:
   Accounts Receivable (Increase) Decrease         2,307            (97,121)
   Inventories (Increase) Decrease                  (774)            (7,874)
   Prepaid Expenses Decrease (Increase)           20,702             20,420
   Accounts Payable (Decrease) Increase           30,315             57,866
   Accrued Liabilities (Decrease) Increase        (9,750)            62,366
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                         (56,042)            34,492
     Increase in Deposits                         (4,284)               542
     Depreciation and Amortization Expense       107,779             58,413
    Gain on Sale of Assets                         -0-             (175,158)
NET CASH INFLOWS FROM OPERATIONS                 213,642             65,419

CASH FLOW FROM INVESTING ACTIVITIES:
   Cash Inflows:
    Proceeds from Sale of Real Estate              -0-              184,523
    Collection of Note                             -0-                2,084
   Cash Outflows:
    Paid for Operational Assets
      and Other                                  (87,320)          (348,011)
NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                     (87,320)          (161,404)

CASH FLOW FROM FINANCING ACTIVITIES:
  Cash Outflows:
   Loan Proceeds                                   8,673            315,245
   Payment on Notes and Mortgages                (89,988)           (70,209)
NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                   (81,315)           245,036


Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Three Months                45,007            149,051

Cash Plus Cash Equivalents at July 1             322,663             90,015

Cash Plus Cash Equivalents at September 30       367,670            239,066

Cash Paid for Interest in the Three Months       181,608             87,581

Cash Paid for Income Tax in the Three Months       -0-                -0-


                      UPTOWNER INNS, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999



     1. The financial statements presented reflect UpTowner Inns, Inc., and its consolidated subsidiary: Motel and Restaurant Supply.

     2. The foregoing statements are unaudited; however, in the opinion of Management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 1999.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                  MANAGEMENTS DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SEPTEMBER 30, 1999



     The quarter ending September 30, 1999 resulted in earnings per share of $.07 which was equal to the comparable period in the previous year. Eleven cents per share resulted from property sales and operations incurred a $.04 per share loss. Therefore, the current quarter is improved when comparing operating income.

     Revenues are up 193% over the first quarter of 1998 with Room Revenues increasing 234%, Food and Beverage 110% and Telephone 151%. These were the result of the Holiday Inn Hotel & Suites operating for the complete quarter in 1999 and only slightly over one month in 1998. Rents decreased 3% due to the disposal of some rental properties in the previous year and other revenues decreased $4,756.

     Costs and Expenses increased 155% due to the new hotel operating a full quarter in 1999 and causing every category of expenses to increase. Significantly, Other Expenses increased 197% due mainly to reservation fees required by the Holiday Inn and Travelodge franchises. Advertising increased 269% due mainly to the required Holiday Inn advertising fees. The other items in Costs and Expenses are a result of the new facility.

     The Statement of Cash Flows indicates an increase in cash caused by a substantial improvement in operating activities. The current ratio is .25 and is a very slight improvement from the .24 at June 30, 1999. It is not anticipated that the current ratio will improve in the next twelve months.

                        UPTOWNER INNS, INC. AND SUBSIDIARY

                                   SIGNATURES

                              SEPTEMBER 30, 1999





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    UPTOWNER INNS, INC.
                                                        (Registrant)




     Date:   October 30, 1999                     By  /s/ Violet Midkiff
                                                       Violet Midkiff
                                                       President




     Date:   October 30, 1999                     By  /s/ James R. Camp
                                                       James R. Camp
                                                       Treasurer