Form 10-Q
period 1999-12-31
UPTOWNER INNS INC
filed 2000-02-29
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.
                               FORM 10-Q

            Quarterly Report under Section 13 or 15 (d) of the
                      Securities Exchange Act of 1934

For Quarter Ended      DECEMBER 31, 1999          Commission File No. 0-1957

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

            Class                       Outstanding at DECEMBER 31, 1999
   Common Stock-$.50 par value                   1,583,563 Shares

                    UPTOWNER INNS, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                         DECEMBER 31, 1999 AND 1998

                                   ASSETS
                                        DECEMBER 31,               JUNE 30,
                                    1999            1998             1999
                                (Unaudited)      (Unaudited)

CURRENT ASSETS:
  Cash                          $    425,933     $    271,028     $   322,663
  Accounts & Notes Rec.              163,408          159,614         169,918
  Inventories                         11,367           15,936          11,197
  Prepaid Expenses                    55,931           32,604          65,309

TOTAL CURRENT ASSETS                 656,639          479,182         569,087

INVESTMENTS & FUNDS
  Notes Receivable                     -0-             79,832            -0-

TOTAL INVESTMENTS & FUNDS              -0-             79,832            -0-

PROPERTY, PLANT AND EQUIPMENT
  Land                             1,480,612        1,480,612       1,480,612
  Building & Improvement          10,896,375       10,637,720      10,768,710
  Furniture & Equipment            2,544,437        2,452,081       2,512,955

TOTAL                             14,921,424       14,570,413      14,762,277
  Less: Accumulated Depreciation
       and Amortization            4,201,064        3,773,495       3,986,965

TOTAL PROPERTY, PLANT
AND EQUIPMENT                     10,720,360       10,796,918      10,775,312

OTHER ASSETS:
  Deposits and Other                 119,952          130,074         117,896

TOTAL OTHER ASSETS                   119,952          130,074         117,896

TOTAL ASSETS                      11,496,951       11,486,006      11,462,295


                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          DECEMBER 31, 1999 AND 1998


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                      DECEMBER 31,                 JUNE 30,
                                  1999            1998               1999
                               (Unaudited)     (Unaudited)

RENT LIABILITIES:
 Accounts Payable              $    659,984    $    551,231      $    591,840
 Accrued Liabilities                176,428         114,757           179,605
 Taxes Other Than Federal
 Income Taxes                       307,444         202,682           312,513
 Notes Payable                        -0-            34,000             -0-
 Current Portion Long-Term Debt   1,275,500       1,021,925         1,265,006

TOTAL CURRENT LIABILITIES         2,419,356       1,924,595         2,348,964

LONG-TERM LIABILITIES
 Notes &  Mortgages Payable       6,850,985       7,247,145         6,913,472

TOTAL LONG-TERM LIABILITIES       6,850,985       7,247,145         6,913,472

TOTAL LIABILITIES                 9,270,341       9,171,740         9,262,436

STOCKHOLDER'S EQUITY
 Common Stock, par value $0.50 per
 share; authorized - 5,000,000
 shares; issued 1,583,563           791,782         791,782           791,782
 Additional Paid-In
 Capital                          1,032,290       1,032,290         1,032,290
 Retained Earnings                  402,538         490,194           375,787

TOTAL STOCKHOLDER'S
EQUITY                            2,226,610       2,314,266         2,199,859

TOTAL LIABILITIES AND
STOCKHOLDER'S EQUITY             11,496,951      11,486,006        11,462,295


                    UPTOWNER INNS, INC., AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
               FOR THE PERIODS ENDED DECEMBER 31, 1999 AND 1998

                              THREE MONTHS ENDED            SIX MONTHS ENDED
                             12/31/99    12/31/98       12/31/99     12/31/98

REVENUES:
Rooms                          815,837     782,377      1,730,997   1,173,972
Food & Beverage                 93,487     104,306        176,626     179,676
Telephone                       11,630      10,524         24,731      19,214
Rents                           45,958      57,962        104,517     118,036
Other                            9,830      14,711         30,830      40,467
TOTAL REVENUE                  976,742     969,880      2,067,701   1,531,365

COSTS AND EXPENSES:
Cost of Sales                   57,970      60,183       104,279       97,932
Salaries & Wages               288,934     238,531       513,137      427,461
Other                          103,288      97,519       200,787      146,969
General & Administrative       101,522      34,901       168,845       69,661
Advertising                     23,711       8,717        51,562       19,067
Utilities                       48,670      44,177       108,313       84,028
Repair & Maintenance            45,370      20,869        92,142       41,223
Interest                       181,071     202,359       363,874      316,281
Taxes & Licenses                90,034      63,200       174,173      113,496
Insurance                       28,202      28,183        53,172       49,828
Deprec. & Amort.               106,320      92,832       214,099      151,245
TOTAL COST & EXPENSES        1,075,092     891,471     2,044,383    1,517,191

OPERATING INCOME (LOSS)        (98,350)     78,409        23,318       14,174

OTHER INCOME:
Interest Income                  1,712         783         3,433        1,333
Gain on Sale of Assets           -0-        36,771         -0-        211,929
TOTAL OTHER INCOME               1,712      37,554         3,433      213,262

NET INCOME (LOSS)
  BEFORE TAXES                 (96,638)    115,963        26,751      227,436

FEDERAL INCOME TAXES
Provision for Taxes
on Income                        -0-         -0-            -0-         -0-
Deferred Federal
Income Taxes                     -0-         -0-            -0-         -0-
TOTAL FEDERAL INCOME
TAXES                            -0-         -0-            -0-         -0-
TOTAL NET INCOME (LOSS)        (96,938)    115,963        26,751      227,436

EARNINGS PER SHARE              (0.06)       0.07          0.02         0.14
DIVIDENDS PER SHARE              -0-         -0-            -0-         -0-

                     UPTOWNER INNS, INC., AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999

                                                  1999               1998

CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Accrual Basis; from
   Statement of Income)                       $      26,751      $   227,436
Add (Deduct) to Reconcile Net Income to
  Net Cash Flow:
   Accounts Receivable (Increase) Decrease            6,510         (135,888)
   Inventories (Increase) Decrease                     (170)          (8,574)
   Prepaid Expenses Decrease (Increase)               9,378           18,946
   Accounts Payable (Decrease) Increase              68,144           33,644
   Notes Payable (Decrease) Increase                  -0-             34,000
   Accrued Liabilities (Decrease) Increase           (3,177)         (31,052)
   Taxes Other Than Federal Income Tax
     Increase (Decrease)                             (5,069)           2,283
    Increase in Deposits                              -0-               (787)
    Depreciation Expense                            214,099          151,245
    Gain on Sale of Assets                            -0-           (211,929)
NET CASH INFLOWS FROM OPERATIONS                    316,466           79,324

CASH FLOW FROM INVESTING ACTIVITIES:

  From Collection on Notes Receivable                 -0-              4,668
  From Sale of Assets                                 -0-            240,625
  From Purchase of Operational Assets              (159,147)        (484,584)

NET CASH INFLOW (OUTFLOW) FROM INVESTING
  ACTIVITIES                                       (159,147)        (239,291)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of Long-Term Debt                        116,400          476,556
  Payment on Notes and Mortgages                   (170,449)        (135,576)

NET CASH INFLOW (OUTFLOW) FROM FINANCING
    ACTIVITIES                                       54,049          340,980

Net Increases (Decreases) in Cash Plus Cash
  Equivalents for the Six Months                    103,270          181,013
Cash Plus Cash Equivalents at July 1                322,663           90,015
Cash Plus Cash Equivalents at December 31           425,933          271,028

Cash Paid for Interest in the Six Months            361,484          334,848

Cash Paid for Income Taxes in The Six Months          -0-              -0-


                   UPTOWNER INNS, INC., AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999



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

                   UPTOWNER INNS, INC., AND SUBSIDIARIES
                   MANAGEMENTS DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              DECEMBER 31, 1999


     Due to the Holiday Inn Hotel and Suites operating for all of the current six months and only for slightly over four months in 1998, the room revenues continue to show a significant increase (47%). Telephone revenues are up 29% due to the full operation for 1999. The slight decrease in food and beverage is caused by declining revenues in the UpTowner Inn facility. Rents decreased due to the disposal of some rental properties.
     Expenses are up 35% overall due to the full operation of the new facility. Some changes in personnel have increased the payroll costs and the beginning of efforts to improve the older facility have caused increases in repairs and maintenance. The general and administrative increase of 142% is primarily the result of Holiday Inn fees for a full period and on higher revenues.
     The liquidity has slightly improved from .24 at June 30, 1999 to .27 at December 31, 1999. At December 31, 1998 liquidity measured .25.
Liquidity has been a major issue for several years and will likely continue as a problem area due to the under-utilization of the UpTowner facility and the costs needed to maintain that operation. Debt restructure has been completed and no significant improvement to liquidity has resulted. The additional cash received will be used to make improvements to UpTowner Inns to meet Travelodge requirements.

                      UPTOWNER INNS, INC., AND SUBSIDIARIES

                                  SIGNATURES

                              DECEMBER 31, 1999





     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  UPTOWNER INNS, INC.
                                                      (Registrant)




Date:   February 22, 2000                        By  /s/ Violet Midkiff
                                                      Violet Midkiff
                                                         President


Date:   February 22, 2000                        By  /s/ James R. Camp
                                                        James R. Camp
                                                          Treasurer