Form 10-Q
period 2000-03-31
UPTOWNER INNS INC
filed 2001-01-31
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2000, COMMISSION FILE NUMBER 0-1957


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


Indicate by check mark whether the registrant:
     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and,
     (2) has been subject to such filing requirements for the past 90 days.


   X   Yes                   No
_______                ______


Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of the period covered by this report.


      Class                             Outstanding at March 31, 2000
      ______                           _______________________________

Common Stock - $.50 par value          1,583,563 shares

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                           March 31, 2000 and 1999



                                               ASSETS

                                   March 31,     March 31,        June 30,
                                     2000          1999             1999
                                  (Unaudited)   (Unaudited)

Current Assets:
  Cash                           $    401,319   $    295,070     $  322,663
  Accounts and notes rec.              87,449         84,564        169,918
  Inventories                          11,103         13,082         11,197
  Prepaid expenses                    149,783         28,008         65,309

  Total current assets                649,654        420,724        569,087

Investments and Funds:
  Notes receivable                     82,031         78,394              0

Property, Plant and Equipment:
  Land                              1,480,612      1,480,612      1,480,612
  Building and improvements        10,706,673     10,701,839     10,448,165
  Furniture and equipment           2,796,158      2,459,536      2,512,955


  Less accumulated
  depreciation
  and amortization                  4,305,967      3,866,327      3,986,965

  Property, plant and
  equipment - net                  10,677,476     10,775,660     10,454,767

Other Assets:
    Deposits and other                 39,449        133,750        117,896

Total Assets                     $ 11,448,610   $ 11,408,528   $ 11,141,750


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                           March 31, 2000 and 1999




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                  March 31,     March 31,    June 30,
                                    2000          1999         1999
                                 (Unaudited)   (Unaudited)

Current Liabilities:
  Accounts payable                 $   684,460     $   603,707     $   271,295
  Accrued liabilities                  169,601         102,702         179,605
  Taxes other than Federal
   income taxes                        377,822         207,265         312,513
  Current portion of long-term
    debt                             1,265,006       1,031,925       1,265,006

     Total current liabilities       2,496,889       1,945,599       2,028,419


Long-Term Liabilities:
  Notes and mortgages payable        6,783,752       7,161,606       6,913,472

     Total liabilities               9,280,641       9,107,205       8,941,891


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782          791,782        791,782
  Additional paid-in capital         1,032,290        1,032,290      1,032,290
  Retained earnings                    343,897          477,251        375,787

    Total stockholders' equity       2,167,969        2,301,323      2,199,859

Total Liabilities and
Stockholders' Equity               $11,448,610      $11,408,528    $11,141,750



                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
                  For the Nine Periods Ended March 31, 2000

                                   Three Months Ended          Nine Months Ended
                                  3/31/00     3/31/99      3/31/00      3/31/99

Revenues:
  Rooms                   $   764,007    $   671,299    $ 2,495,004    $ 1,845,271
  Food and beverage            88,442         77,287        281,446        256,963
  Telephone                    14,231          9,257         42,565         28,471
  Other                         5,905          7,369         24,353         47,836
  Rents                        57,157         60,654        161,674        178,690

     Total revenues           929,742        825,866      3,005,042      2,357,231

Costs and Expenses:
  Cost of sales                58,608         49,907        169,622        147,839
  Salaries and wages          234,886        187,925        760,720        615,386
  Other                        59,520         71,732        223,560        218,701
  General and Admin.          108,833         73,368        226,225        143,029
  Advertising                  49,619         22,951        181,093         42,018
  Utilities                    57,809         54,277        177,160        138,305
  Repairs and Maint.           21,756         21,736         98,112         62,959
  Interest                    184,192        178,942        546,387        495,223
  Taxes and licenses          101,912         64,082        300,668        177,578
  Insurance                    16,077         24,560         41,752         74,388
  Depreciation and Amor       106,882         96,623        324,231        247,868

     Total costs and exp.   1,000,094        846,103      3,049,530      2,363,294

     Operating loss           (70,352)       (20,237)       (44,488)        (6,063)

Other Income:
  Interest income               1,156          1,744          4,589          3,077
  Gain on sale of assets            0          6,000              0        217,929

     Total other income         1,156          7,744          4,589        221,006

Net Income (Loss) before
  Taxes                       (69,196)       (12,493)       (39,899)       214,943

Income Taxes                        0              0              0              0

Net Income (Loss)             (69,196)       (12,493)       (39,899)       214,943

Earnings per Share               (.04)          (.01)          (.03)           .14


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the periods of nine months ended March 31, 2000 and 1999


                                                    2000           1999

Cash Flows From Operating Activities:
Net income (loss)                         $   (39,899)   $   214,943

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               324,231        247,868
  Gain on sale of assets                            0       (217,929)
  (Increase) decrease in deposits              (3,742)        (4,463)
(Increase) decrease in current assets:
  Accounts receivable                             438        (55,838)
  Inventories                                      94         (5,720)
  Prepaid expenses                              5,715         23,542
Increase (decrease) in current
liabilities:
  Accounts payable                             92,620         86,120
  Notes payable                                     0        (34,000)
  Accrued liabilities                         (10,004)       (43,107)
  Taxes other than Federal income tax          65,309          6,866

Total adjustments                             474,661          3,339

Net Cash Provided By Operating Activities  $  434,762    $   218,282


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

         For the periods of nine months ended March 31, 2000 and 1999



                                                       2000          1999

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $         0      $  246,625
  Collection of note                                       0           6,106
  Paid for operational assets and other             (226,386)       (564,949)

     Net cash used in investing activities          (226,386)       (312,218)

Cash Flows From Financing Activities:
  Loan proceeds                                      116,400         476,556
  Payment on notes and mortgages                    (246,120)       (177,115)

     Net cash provided by (used in)
     financing activities                           (129,720)        299,441

Net Increase in Cash and Cash Equivalents             78,656         205,505

Cash and Cash Equivalents at Beginning of Year       322,663          90,015

Cash and Cash Equivalents at End of Period           401,319         295,520



Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                           515,820         512,595
  Income taxes


                    UPTOWNER INNS, AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2000



The financial statements presented reflect Uptowner Inns, Inc. and its consolidated subsidiary, Motel and Restaurant Supply.

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

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              March 31, 2000




     Due to the Holiday Inn Motel and Suites operating for all of the current nine months, the room revenues continue to show a significant increase (35%). Telephone revenues are up 49.5% due to the full operation for 2000. The 9.5% increase in food and beverage is attributed to the restructuring of the Uptowner Inn facility. Rents continue to decrease slightly due to the disposal of some rental properties.


     Expenses are up 29% overall due to the full operation of the new facility and the increased revenue. Some changes in personnel have increased the payroll costs and the beginning of efforts to improve the older facility has caused increases in repairs and maintenance. The general and administrative increase of 58% is primarily the result of higher revenues.

     The liquidity has slightly improved from .24 at June 30, 1999 to .26 at March 31, 2000. At December 31, 1999, liquidity measured .27. Liquidity has been a major issue for several years and will likely continue as a problem area due to the under-utilization of the Uptowner facility and the costs needed to maintain that operation. Management is currently researching alternatives for the Uptowner facility, and hopes to have a plan in place by the first quarter of 2001.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Violet Midkiff,
                                         President
		       January 22, 2001




		By /s/ James R. Camp, T
                                         Treasurer
		       January 22, 2001