Form 10-Q
period 2000-09-30
UPTOWNER INNS INC
filed 2001-10-03
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2000, COMMISSION FILE NUMBER 0-1957


                           UPTOWNER INNS, INC.
        (Exact Name of Registrant as Specified in its Charter)


West Virginia                                           55-0457171
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


1415 4th Avenue, Huntington, West Virginia		25701
(Address of Principal Executive Offices)	  (Zip Code)


Registrant's Telephone Number, including area code        (304) 525-8162


Indicate by check mark whether the registrant:
     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and,
     (2) has been subject to such filing requirements for the past 90 days.


       Yes                X    No
_______                ______


Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of the period covered by this report.


      Class                            Outstanding at September 30, 2000
      ______                           _______________________________

Common Stock - $.50 par value          1,583,563 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT SEPTEMBER 30, 2000 and JUNE 30, 2000



                                         ASSETS

                                September 30,        June 30,
                                    2000              2000
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    257,709   $    348,064
  Accounts and notes receivable       175,677        107,870
  Inventories                           3,253         11,966
  Prepaid expenses                     44,945         65,093

  Total current assets                481,584        532,993


Property, Plant and Equipment:
  Land                              1,480,612      1,480,612
  Building and improvements        10,570,796     10,554,474
  Furniture and equipment           2,770,106      2,729,398


  Less accumulated
  depreciation
  and amortization                  4,512,646      4,407,744

  Property, plant and
  equipment - net                  10,308,868     10,356,740

Other Assets:
    Deposits and other                165,791        169,407

Total Assets                     $ 10,956,243   $ 11,059,140


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT SEPTEMBER 30, 2000 and JUNE 30, 2000



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 September 30,        June 30,
                                     2000              2000
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   228,676     $   358,242
  Accrued liabilities                  175,218         175,045
  Taxes other than Federal
   income taxes                        456,953         437,520
  Current portion of long-term
    debt                             1,109,220       1,109,220

     Total current liabilities       1,970,067       2,080,027


Long-Term Liabilities:
  Notes and mortgages payable        6,779,365       6,876,470

     Total liabilities               8,749,432       8,956,497


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    382,739         278,571

    Total stockholders' equity       2,206,811       2,102,643

Total Liabilities and
Stockholders' Equity               $10,956,243     $11,059,140



(a) Financial information as of June 30, 2000 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
            For the three months ended September 30, 2000 and 1999


                                       2000           1999

Revenues:
  Rooms                          $ 1,002,953    $   915,160
  Food and beverage                   69,656         83,139
  Telephone                           15,484         13,101
  Rents                               54,403         58,559
  Other                                5,379         21,000

     Total revenues                1,147,875      1,090,959

Costs and Expenses:
  Operating Departments:
    Cost of sales                     60,958         46,309
    Salaries and wages               258,413        224,203
    Other                             61,346         97,499
  General and Administrative          85,029         67,323
  Advertising                         68,733         27,851
  Utilities                           67,364         59,643
  Repairs and Maintenance             30,065         46,772
  Interest                           186,014        182,803
  Taxes and licenses                 104,864         84,139
  Insurance                           16,077         24,970
  Depreciation and Amortization      104,903        107,779

     Total costs and expenses      1,043,766        969,291

     Operating income                104,109        121,668

Other Income:
  Interest income                         59          1,721

     Total other income                   59          1,721

Net Income before Income
  Taxes                              104,168        123,389

Income Taxes                               0              0

Net Income                       $   104,168     $  123,389

Earnings per Share               $       .07     $      .08

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the three months ended September 30, 2000 and 1999


                                                2000           1999

Cash Flows From Operating Activities:
Net income                                $   104,168   $    123,389

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               104,903        107,779
  (Increase) decrease in deposits               3,616         (4,284)
(Increase) decrease in current assets:
  Accounts receivable                         (67,808)         2,307
  Inventories                                   8,713           (774)
  Prepaid expenses                             20,148         20,702
Increase (decrease) in current
liabilities:
  Accounts payable                           (129,566)        30,315
  Accrued liabilities                             173         (9,750)
  Taxes other than Federal income tax          19,433        (56,042)

Total adjustments                             (40,388)        90,253

Net Cash Provided By Operating Activities  $   63,780    $   213,642


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the three months ended September 30, 2000 and 1999



                                                       2000           1999

Cash Flows From Investing Activities:
  Capital Expenditures                           $   (57,030)    $   (87,320)

     Net cash used in investing activities           (57,030)        (87,320)

Cash Flows From Financing Activities:
  Loan proceeds                                            0           8,673
  Payment on notes and mortgages                     (97,105)        (89,988)

     Net cash used in
     financing activities                            (97,105)        (81,315)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               (90,355)         45,007

Cash and Cash Equivalents at Beginning of Year       348,064         322,663

Cash and Cash Equivalents at End of Period       $   257,709     $   367,670


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   184,819     $   181,608












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2000



1.  BASIS OF PRESENTATION
The financial statements presented reflect Uptowner Inns, Inc. and its consolidated subsidiary, Motel and Restaurant Supply.

The foregoing statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 2000.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2000

2.  CONTINGENCY

A $10,000,000. suit in which the Uptowner Inns, Inc. was a defendant was previously filed by an individual who was severely injured in an auto accident by a patron of the lounge.

The court has issued a summary judgment in this suit and accordingly this suit has been dismissed.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

	Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including the facilities utilization, costs associated with maintaining the operations, liquidity issues, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent of obligation to update such forward-looking statements.



RESULTS OF OPERATION

     Due to the Holiday Inn Motel and Suites becoming an established property within the Huntington market, the room revenues increased 9.6%. The 16.2% decrease in food and beverage is attributed to the elimination of the Uptowner Inn restaurant facility in late August of 2000.


     Expenses are up 7.7% overall due to the increased occupancy. Some additions in personnel have increased the payroll costs. The general and administrative increase of 26.3% is primarily the result of additional employee bonuses based on net income. Advertising has increased 146.8% due to increased marketing efforts associated with the Holiday Inn Hotel and Suites.


LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has slightly decreased from .256 at June 30, 2000 to
 .244 at September 30, 2000. This decline is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation. Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the first quarter of the fiscal year beginning in 2001.


CAPITAL RESOURCES

     The registrant has no plans at this time for any material commitments for capital expenditures.

                     UPTOWNER INNS, INC. AND SUBSIDIARY


PART II:  OTHER INFORMATION




Item 1.  Legal Proceedings
            - Refer to Note 2 of the Financial Statements included in
              Part I.  This suit has been dismissed.

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults by the Company on its Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
            - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2000.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl Midkiff,
                                         CEO and Secretary
		       October 2, 2001




		By /s/ David Robinson,
                                         Treasurer
		       October 2, 2001