Form 10-Q
period 2000-12-31
UPTOWNER INNS INC
filed 2001-10-03
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 2000, COMMISSION FILE NUMBER 0-1957


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

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT DECEMBER 31, 2000 and JUNE 30, 2000



                                         ASSETS

                                December 31,        June 30,
                                    2000              2000
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    271,037   $    348,064
  Accounts and notes receivable       109,443        107,870
  Inventories                           3,246         11,966
  Prepaid expenses                     55,873         65,093

  Total current assets                439,599        532,993


Property, Plant and Equipment:
  Land                              1,480,612      1,480,612
  Building and improvements        10,575,642     10,554,474
  Furniture and equipment           2,784,013      2,729,398


  Less accumulated
  depreciation
  and amortization                  4,617,549      4,407,744

  Property, plant and
  equipment - net                  10,222,718     10,356,740

Other Assets:
    Deposits and other                162,174        169,407

Total Assets                     $ 10,824,491   $ 11,059,140


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT DECEMBER 31, 2000 and JUNE 30, 2000



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 December 31,        June 30,
                                     2000              2000
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   366,645     $   358,242
  Accrued liabilities                  184,317         175,045
  Taxes other than Federal
   income taxes                        304,397         437,520
  Current portion of long-term
    debt                             1,109,220       1,109,220

     Total current liabilities       1,964,579       2,080,027


Long-Term Liabilities:
  Notes and mortgages payable        6,702,142       6,876,470

     Total liabilities               8,666,721       8,956,497


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    333,698         278,571

    Total stockholders' equity       2,157,770       2,102,643

Total Liabilities and
Stockholders' Equity               $10,824,491     $11,059,140



(a) Financial information as of June 30, 2000 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and six months ended December 31, 2000 and 1999

                                    Three Months Ended        Six Months Ended
                                12/31/00     12/31/99     12/31/00    12/31/99

Revenues:
  Rooms                          $   849,760  $   815,837  $ 1,852,713  $ 1,730,997
  Food and beverage                   37,962       93,487      107,618      176,626
  Telephone                           12,385       11,630       27,869       24,731
  Rents                               50,509       45,958      104,912      104,517
  Other                                6,256        9,830       11,635       30,830

     Total revenues                  956,872      976,742    2,104,747    2,067,701

Costs and Expenses:
  Operating Departments:
    Cost of sales                     44,151       57,970      105,109      104,279
    Salaries and wages               232,129      288,934      490,542      513,137
    Other                             73,638      103,288      134,984      200,787
  General and Administrative          94,978      101,522      180,007      168,845
  Advertising                         76,603       23,711      145,336       51,562
  Utilities                           54,910       48,670      122,274      108,313
  Repairs and Maintenance             24,274       45,370       54,339       92,142
  Interest                           196,651      181,071      382,665      363,874
  Taxes and licenses                  93,018       90,034      197,882      174,173
  Insurance                           10,718       28,202       26,795       53,172
  Depreciation and Amortization      104,903      106,320      209,806      214,099

     Total costs and expenses      1,005,973    1,075,092    2,049,739    2,044,383

     Operating income (loss)         (49,101)     (98,350)      55,008       23,318

Other Income:
  Interest income                         60        1,712          119        3,433

     Total other income                   60        1,712          119        3,433

Net Income (Loss) before Income
  Taxes                              (49,041)     (96,638)      55,127       26,751

Income Taxes                               0            0            0            0


Net Income (Loss)                $   (49,041)   $ (96,638)  $   55,127  $    26,751

Earnings (Loss) per Share        $     (0.03)   $    (.06)  $      .03  $       .02

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

              For the six months ended December 31, 2000 and 1999


                                                2000           1999

Cash Flows From Operating Activities:
Net income                                $    55,127   $     26,751

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               209,805        214,099
  (Increase) decrease in deposits               7,233              0
(Increase) decrease in current assets:
  Accounts receivable                          (1,573)         6,510
  Inventories                                   8,720           (170)
  Prepaid expenses                              9,220          9,378
Increase (decrease) in current
liabilities:
  Accounts payable                              8,403         68,144
  Accrued liabilities                           9,272         (3,177)
  Taxes other than Federal income tax        (133,123)        (5,069)

Total adjustments                             117,957        289,715

Net Cash Provided By Operating Activities  $  173,084    $   316,466


                    UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the six months ended December 31, 2000 and 1999



                                                       2000           1999

Cash Flows From Investing Activities:
  Capital Expenditures                           $   (75,783)    $  (159,147)

     Net cash used in investing activities           (75,783)       (159,147)

Cash Flows From Financing Activities:
  Loan proceeds                                            0         116,400
  Payment on notes and mortgages                    (174,328)       (170,449)

     Net cash used in
     financing activities                           (174,328)        (54,049)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               (77,027)        103,270

Cash and Cash Equivalents at Beginning of Year       348,064         322,663

Cash and Cash Equivalents at End of Period       $   271,037     $   425,933


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   380,274     $   361,484












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2000



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



RESULTS OF OPERATION

   THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

     Due to the Holiday Inn Motel and Suites becoming an established property within the Huntington market, the room revenues increased 4.2% in the three months ended December 31, 2000 relative to the comparable period in 1999. The 59.4% decrease in food and beverage revenues in the quarter ended December 31, 2000 relative to the comparable period in 1999, is attributed to the elimination of the Uptowner Inn restaurant facility in late August of 2000.

          Costs and expenses decreased 6.4% from 1999. Salaries decreased 19.7% due to the down-sizing of the Rooms and Housekeeping departments and also due to the closing of the Uptowner restaurant in late August of 2000. Advertising has increased 223.1% due to increased marketing efforts associated with the Holiday Inn Hotel and Suites. Although cost of sales have decreased 24% from 1999, as a percentage of sales, cost of sales have increased nearly 30% in the three months ended December 31, 2000 relative to the comparable period in 1999. This increase in percentage as compared to sales is due to the write off of food items during the closing of the Uptowner restaurant facility. In addition this increase is attributed to the Travelodge property and the Holiday Inn property providing a complimentary continental breakfast to all their guests.


   SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

      Room Revenues have increased by 7.03% in the six months ended December 31, 2000 relative to the comparable period in 1999. Food and Beverage revenues have decreased by 39.1% in the six months ended December 31, 2000 relative to the comparable period in 1999. These differences, as well as the variances in expenses, are due to the explanations above for the three month period ending December 31, 2000.

LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has slightly decreased from .256 at June 30, 2000 to
 .224 at December 31, 2000. This decline is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation. Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the first quarter of the fiscal year beginning in 2001.




CAPITAL RESOURCES

     The registrant has no plans at this time for any material commitments for capital expenditures.

                               UPTOWNER INNS, INC. AND SUBSIDIARY


PART II:  OTHER INFORMATION




Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults by the Company on its Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders
            - Not Applicable

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None

     b. The Company was not required to file Form 8-K for the quarter ended December 31, 2000.

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