Form 10-Q
period 2001-03-31
UPTOWNER INNS INC
filed 2001-10-03
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2001, COMMISSION FILE NUMBER 0-1957


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

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT MARCH 31, 2001 and JUNE 30, 2000



                                         ASSETS

                                  March 31,         June 30,
                                    2001              2000
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    299,405   $    348,064
  Accounts and notes receivable       122,275        107,870
  Inventories                           7,284         11,966
  Prepaid expenses                     44,397         65,093

  Total current assets                473,361        532,993


Property, Plant and Equipment:
  Land                              1,480,612      1,480,612
  Building and improvements        10,575,642     10,554,474
  Furniture and equipment           2,838,256      2,729,398


  Less accumulated
  depreciation
  and amortization                  4,734,232      4,407,744

  Property, plant and
  equipment - net                  10,160,278     10,356,740

Other Assets:
    Deposits and other                153,864        169,407

Total Assets                     $ 10,787,503   $ 11,059,140


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT MARCH 31, 2001 and JUNE 30, 2000



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,         June 30,
                                     2001              2000
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   296,129     $   358,242
  Accrued liabilities                  183,486         175,045
  Taxes other than Federal
   income taxes                        368,855         437,520
  Current portion of long-term
    debt                             1,109,220       1,109,220

     Total current liabilities       1,957,690       2,080,027


Long-Term Liabilities:
  Notes and mortgages payable        6,701,908       6,876,470

     Total liabilities               8,659,598       8,956,497


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    303,833         278,571

    Total stockholders' equity       2,127,905       2,102,643

Total Liabilities and
Stockholders' Equity               $10,787,503     $11,059,140



(a) Financial information as of June 30, 2000 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and nine months ended March 31, 2001 and 2000

                                    Three Months Ended        Nine Months Ended
                                 3/31/01      3/31/00      3/31/01     3/31/00

Revenues:
  Rooms                         $   826,996  $   764,007  $ 2,679,709  $ 2,495,004
  Food and beverage                  41,502       88,442      149,120      281,446
  Telephone                          13,267       14,231       41,136       42,565
  Rents                              54,146       57,157      159,058      161,674
  Other                               4,947        5,905       16,582       24,353

     Total revenues                 940,858      929,742    3,045,605    3,005,042

Costs and Expenses:
  Operating Departments:
    Cost of sales                    43,927       58,608      149,036      169,622
    Salaries and wages              216,616      234,886      707,158      760,720
    Other                            73,480       59,520      208,464      223,560
  General and Administrative         63,747      108,833      243,754      226,225
  Advertising                        67,863       49,619      213,199      181,093
  Utilities                          66,293       57,809      188,567      177,160
  Repairs and Maintenance            23,359       21,756       77,698       98,112
  Interest                          187,059      184,192      569,724      546,387
  Taxes and licenses                 91,384      101,912      289,266      300,668
  Insurance                          21,436       16,077       48,231       41,752
  Depreciation and Amortization     116,683      106,882      326,489      324,231

     Total costs and expenses       971,847    1,000,094    3,021,586    3,049,530

     Operating income (loss)        (30,989)     (70,352)      24,019      (44,488)

Other Income:
  Interest income                     1,124        1,156        1,243        4,589

     Total other income               1,124        1,156        1,243        4,589

Net Income (Loss) before Income
  Taxes                             (29,865)     (69,196)      25,262      (39,899)

Income Taxes                              0            0            0            0


Net Income (Loss)               $   (29,865)   $ (69,196)  $   25,262  $   (39,899)

Earnings (Loss) per Share       $     (0.02)   $    (.04)  $      .02  $      (.03)

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

              For the nine months ended March 31, 2001 and 2000


                                                2001           2000

Cash Flows From Operating Activities:
Net income                                $    25,262   $    (39,899)

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               326,488        324,231
  (Increase) decrease in deposits              15,543         (3,742)
(Increase) decrease in current assets:
  Accounts receivable                         (14,405)           438
  Inventories                                   4,682             94
  Prepaid expenses                             20,696          5,715
Increase (decrease) in current
liabilities:
  Accounts payable                            (62,113)        92,620
  Accrued liabilities                           8,441        (10,004)
  Taxes other than Federal income tax         (68,665)        65,309

Total adjustments                             230,667        474,661

Net Cash Provided By Operating Activities  $  255,929    $   434,762


                    UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the nine months ended March 31, 2001 and 2000



                                                       2001           2000

Cash Flows From Investing Activities:
  Capital Expenditures                           $  (130,026)    $  (226,386)

     Net cash used in investing activities          (130,026)       (226,386)

Cash Flows From Financing Activities:
  Loan proceeds                                      100,000         116,400
  Payment on notes and mortgages                    (274,562)       (246,120)

     Net cash used in
     financing activities                           (174,562)       (129,720)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               (48,659)         78,656

Cash and Cash Equivalents at Beginning of Year       348,064         322,663

Cash and Cash Equivalents at End of Period       $   299,405     $   401,319


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   566,137     $   515,820












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001



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



RESULTS OF OPERATION

   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

     Due to the Holiday Inn Motel and Suites becoming an established property within the Huntington market, the room revenues increased 8.2% in the three months ended March 31, 2001 relative to the comparable period in 2000. The 53.1% decrease in food and beverage revenue in the quarter ended March 31, 2001 relative to the comparable period in 2000, is attributed to the elimination of the Uptowner Inn restaurant facility in late August of 2000. Although cost of sales have decreased 25% from 2000, as a percentage of sales, cost of sales has increased nearly 20% in the three months ended March 31, 2001 relative to the comparable period in 2000. This increase in percentage as compared to sales is due to the Travelodge property and the Holiday Inn property providing a complimentary continental breakfast to all their guests. Also, the Holiday Inn started offering a hot breakfast to all Holiday Inn Priority Club members.

     Total cost and expenses have decreased 2.8% primarily due to salaries and wages and cost of sales attributed to the elimination of the Uptowner restaurant. Additionally, advertising has increased 36.7% due to increased marketing efforts associated with the Holiday Inn Hotel and Suites.



   NINE MONTHS ENDED MARCH 31, 2001 AND 2000

      Room Revenues have increased by 7.4% in the nine months ended March 31, 2001 relative to the comparable period in 2000. Due to elimination of Uptowner restaurant as noted above, food and beverage revenues have decreased by 47% in the nine months ended March 31, 2001 relative to the comparable period in 2000. These differences, as well as the variances in expenses, are due to the explanations above for the three months ending March 31, 2001.

LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has slightly decreased from .256 at June 30, 2000 to
 .242 at March 31, 2001. This decline is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation. Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the first quarter of the fiscal year beginning in 2001.


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


Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities and Use of Proceeds - Not Applicable

Item 3.  Defaults by the Company on its Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the Stockholders of Uptowner Inns Inc., was held on March 27, 2001. The following members of the Board of
  	   Board of Directors were elected with terms expiring at the 2001 annual meeting:

                                             Votes
                                              For
                                             ______

         (1)  Louis Abraham                  864,145
              905 St. Rt. # 10-N
              Branchland, WV 25506

         (2)  Hobart Adkins                  914,894
              4821 - 16th Street Road
              Huntington, WV  25701

         (3)  Carl Midkiff                   924,940
              2619 Raceview Drive
              Ona, WV  25545

         (4)  Violet Midkiff                 925,940
              1415 - 4th Avenue
              Huntington, WV 25701

         (5)  David Robinson                 923,539
              PO Box 588
              Ona, WV  25545

	   Additional nominees votes were as follows:

	   (1)  James Camp				135,416
		  5-A Lakeview Terrace
		  Barboursville, WV 25504

	   (2)  Olive Hager				142,336
		  114 Belcher Avenue
		  Hamlin, WV  25523

                     UPTOWNER INNS, INC. AND SUBSIDIARY

Item 5.  Other Information - Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None

     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2001.

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