Form 10-K
period 2000-06-30
UPTOWNER INNS INC
filed 2001-10-31
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20459
                                FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JUNE 30, 2000, COMMISSION FILE NUMBER 0-1957


                           UPTOWNER INNS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

       West Virginia                                55-0457171
--------------------------------                --------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)               Identification Number)

1415 4th Avenue, Huntington, West Virginia              25701
------------------------------------------            ----------
Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including area code      (304) 525-7741
                                                        --------------

Securities registered pursuant to 12(g) of the Act:

             1,583,563 shares of common stock - $0.50 par value
             --------------------------------------------------
                            (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.

  X  Yes         No
----        ----

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 2000, was $791,782.

     As of June 30, 2000, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

     The definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in Part III, Items 10 and 11.
                                    -1-

                          UPTOWNER INNS, INC.
                    For the Year Ended June 30, 2000
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                                3
  Item 2:   Properties                                             4-5
  Item 3:   Legal Proceedings                                       5
  Item 4:   Submission of Matters to a Vote of Security Holders     6

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Stock and Related
             Security Holder Matters                                6
  Item 6:   Selected Financial Data                                6-7
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8-11
  Item 8:   Financial Statements                                  12-28
  Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                   29

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     30
  Item 11:  Executive Compensation                                 30
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                      30-31

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                 32-34

  Signatures                                                       35


                                  PART I

Item 1.   BUSINESS.
          --------

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

     The clientele are predominantly business travelers due to the downtown location. Main hotel occupancy for the year averaged 24% with an average of $50. rate per room. This yielded a revenue for available rooms of $4,445. per year. The new Holiday Inn Hotel & Suites occupancy for the year averaged 67% with an average of $82. rate per room. This yielded a revenue for available rooms of $20,172.

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


     (b) The registrant is engaged in substantially two lines of businesses, to wit, the operation of motor hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals did not exceed ten percent of the consolidated revenue of the registrant and its subsidiaries for years ended June 30, 2000 and 1999. For the year ended June 30, 1998, income from rentals exceeded ten percent. Consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

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

     At June 30, 2000, the registrant and its subsidiaries employ approximately 90 employees.


     (c)  The registrant has no foreign operation.

ITEM 2.   PROPERTIES.
          ----------

     (a) The main physical property of the registrant is a 140 unit, four story motor hotel, with swimming pool, dining, banquet, and lounge facilities, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant. The motor hotel is subject to a mortgage in favor of the City National Bank, Huntington, West Virginia, in the original amount of $1,648,107., payable in monthly installments of $17,268. per month, including interest at 9.42% until December 20, 2002, at which time the variable rate may change. The original note of $2,000,000., along with two (2) other promissory notes, were refinanced with the above mentioned note on December 20, 1999.


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


     (d) The registrant owns in fee two lots immediately west of its motor hotel, 1401 Fourth Avenue, in Huntington, West Virginia, acquired for future development and currently used for parking. This property is subject to a first mortgage in favor of the City National Bank in the original amount of $1,648,107. as noted in Item 2 (a).


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


     (h) The registrant owns in fee a lot improved by a three story building within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia. This property is subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000., 10% interest, maturing June 2002, the balance of which was $16,602. at June 30, 2000.
This property is utilized for the Corporate offices and rental units.

     (i) The registrant owns in fee a vacant lot on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is currently used as a parking lot until it is deemed beneficial to build and operate a motel in that location.


     (j) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking.


     (k) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991. This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000., 5.5% rate of interest, maturing November 2018, the balance of which is $426,065. at June 30, 2000.


     (l)  The registrant owns in fee a Holiday Inn Hotel & Suites, a
135 room motor hotel, located in downtown Huntington at 800 Third Avenue. The hotel officially opened for business August 28, 1998. The property is subject to a mortgage in favor of Huntington Urban Renewal Authority in the amount of $540,000., 8.5% rate of interest and maturing February 2004. The balance of the note is $473,086. at June 30, 2000The facility is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and is used as a major part of marketing for conventions and meetings in the Tri-State area.

     Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.



ITEM 3.   LEGAL PROCEEDINGS:
          -----------------

     A $10,000,000. suit in which the Uptowner Inns, Inc. is a defendant has been filed by James R. Burton, an individual, who was severely injured in an auto accident by a patron of the lounge in Cabell County Circuit Court. Legal counsel believes that good defenses exist in this action, and that the case will ultimately be resolved in Uptowner Inns, Inc.'s favor. The insurance company has denied liability in this case and legal counsel believes the risk of loss will fall to Uptowner Inns, Inc.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                               PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS.
          ---------------------------------------------------------

     (a) The common stock of the registrant is traded in the over-the-counter market. During the past two years, there has been limited activity of common stock. These shares were traded for between $.50 and $.65 per share.


     (b) As of the 20th day of September 2000, the approximate number of record holders of common stock securities of the registrant was 1,424.


     (c ) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

     The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 2000, June 30, 1999, June 30, 1998, June 30, 1997 and June 30, 1996 on a scope similar to that set forth in the report included elsewhere in this report. These Summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                            UPTOWNER INNS, INC.
                          SELECTED FINANCIAL DATA

                             2000           1999           1998           1997           1996
                             ----           ----           ----           ----           ----
Operating Revenues       $ 4,013,489    $ 3,357,351    $ 1,479,921    $ 1,867,013    $ 2,098,085

Income from Operations       603,612        546,029         87,267        279,055        316,577

Net Income (Loss)            (97,216)       113,029       (125,643)        74,257         89,458

Net Income (Loss)
 per share                      (.06)           .07           (.08)           .05            .06

Weighted Average
 Number of Shares          1,583,563      1,583,563      1,583,563      1,583,563      1,583,563

Cash Dividends
 Per Share                         -              -              -              -              -

Total Assets              11,059,140     11,141,750     10,878,715      6,535,810      5,011,385

Long-Term Debt             6,876,470      6,913,472      6,931,165      3,119,901      2,322,279


     The decline in 1997 resulted from general business decline and the loss of the Holiday Inn franchise in January 1997.  The 1998 decline was due to increased competition by operations close to the interstate and the concern that the facility would be closed due to the opening of the new
Holiday Inn Hotel & Suites, which had been originally planned for February 1998.  The increase in
1999 and 2000 were entirely the result of the new hotel, which operated for over ten months in 1999 and the full year in 2000.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.
          -------------------------------------------------


                                     2000           1999           1998
                                     ----           ----           ----
Total Revenues                   $ 4,013,489    $ 3,357,351    $ 1,479,921

  Percentage Increase (Decrease)        19.5%         126.9%        (20.7)%

Motor Inn Revenues                 3,335,094      2,670,754        850,775

  Percentage Increase (Decrease)        24.9%         213.9%        (29.0)%

  Percentage of Total Revenues          83.1%          79.5%          57.5%

Food and Beverage                    365,735        380,236        316,759

  Percentage Increase (Decrease)       (3.8)%          20.0%        (10.1)%

Rents                                221,608        235,270        256,371

  Percentage Increase (Decrease)       (5.8)%         (8.2)%           8.6%


     Motor inn revenue decreased in 1998 due to increased competition from other facilities and the concern that the older facility would close in February 1998, when the Holiday Inn operation was originally scheduled to open. Food and beverage revenues decreased due to fewer guests and increased competition in the area due to more restaurants.

     The motor inn revenues increased in 2000 due to the opening of the new facility in late August 1998. The revenues have been consistently higher than had been anticipated in room and beverage. Revenues decreased in the older facility in rooms and food operations, due to the continued uncertainty by the public as to the continuation of that operation. The acquisition of the Travelodge franchise for this facility was expected to improve revenues, but has not generated the expected revenues forecasted. Rents decreased in 1999 and 2000 due to the disposal of some rental units.

OPERATING COST AND EXPENSES AND INTEREST EXPENSES
-------------------------------------------------

                             2000         1999         1998         1997
                             ----         ----         ----         ----
Cost of Sales           $  546,917   $  447,582   $  212,117   $  291,619
  Percentage increase
  (decrease)                  22.2%       111.0%      (28.3)%      (19.5)%

Salaries                 1,016,332      841,724      441,308      475,893
  Percentage increase
  (decrease)                  20.7%        90.7%       (7.3)%          .1%

Advertising                236,758      181,349       36,779       80,171
  Percentage increase
  (decrease)                  30.6%       393.1%      (54.1)%      (32.0)%

Utilities                  231,631      205,282      115,676      118,048
  Percentage increase
  (decrease)                  12.8%        77.5%       (2.0)%      (21.5)%

Repairs and Maintenance    122,343       73,821       44,495       64,610
  Percentage increase
  (decrease)                  65.7%        65.9%      (31.1)%       (3.2)%

Taxes and License          419,483      367,595      205,010      196,937
  Percentage increase
  (decrease)                  14.1%        79.3%         4.1%        (.1)%

Insurance and Other         66,342       63,321       40,252       36,145
  Percentage increase
  (decrease)                   4.8%        57.3%        11.4%         3.4%

Total Cost and Expenses  3,409,877    2,811,322    1,392,654    1,587,958
  Percentage increase
  (decrease)                  21.3%       101.9%      (12.3)%      (10.9)%

Interest                   700,828      677,000      212,910      204,798
  Percentage increase
  (decrease)                   3.5%       218.0%         4.0%       (8.1)%

     Cost of sales increases were due to the increase in the revenues from the opening of the new hotel. Advertising increased in 1999 and 2000 due to the room revenue increase that affected the change under the Holiday Inn franchise for advertising and advertising expense should level out in the next few years. Utilities increased in 1999 and 2000 due to the increased business in the fiscal year. The registrant has accomplished only needed repairs and maintenance due to the new facility being constructed and some uncertainty as to the use of the original motel property in early 1998.

Interest increased due to the completion of the new hotel and should begin to level out. Total costs and expenses have increased due to the factors affecting the major items (noted above).

     The increase in 1999 and 2000 of all areas of expense can be attributed to the opening of the new facility in late August 1998. Expenses for the older facility were not significantly different in 1999 or 2000.



INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE FEDERAL INCOME TAXES
--------------------------------------------------------------------

                                    2000         1999         1998
                                    ----         ----         ----
                                 $(97,216)     $113,029    $(125,643)




INCOME TAXES
------------

                                    2000         1999         1998
                                    ----         ----         ----
Income taxes (benefit)           $      -      $     -     $      -
Effective tax rate                      -            -            -


     For the year ended June 30, 1997, the Company utilized operating loss carryforwards in the amount of $11,051 to offset taxable income. The Company has a carryforward loss for taxable income until the year 2014.


INCOME (LOSS)
-------------

                                    2000         1999         1998
                                    ----         ----         ----
                                 $(97,216)     $113,029    $(125,643)


     The addition of the Holiday Inn Hotel & Suites has had an obvious impact on income resulting in an increase in revenues of $1,877,430. in 1999 and $656,138. in 2000. Costs and expenses have increased $1,418,668. in 1999 and $598,555. in 2000, resulting in an increase in operating income of $458,762. in 1999 and $57,583. in 2000.

     Management is evaluating the Travelodge franchise in order to find new alternatives of generating revenue from the older facility. Continued monitoring of costs and expenses will be done to improve the operating results for the Company.

     In 2000, revenues increased $656,138. and total costs and expenses increased $866,383. resulting in a decrease in net income over 1999 of $210,245.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                    2000            1999
                                    ----            ----
Resources available at
     June 30, 1999 and 1998
  Cash                            $348,064        $322,663



     The registrant anticipates liquidity will continue at a below normal level for the next several years, but will show some slight improvement due to the completion of the new facility. Resources available have increased $25,401. as a result of operating activities providing substantially more than the net outflows for capital expenditures paid for from Company funds.

     Liquidity has moved from .24 in 1999 to .25 in 2000.

                  UPTOWNER INNS, INC. AND SUBSIDIARIES

Item 8.   FINANCIAL STATEMENTS
          --------------------

     Financial Statements:
                                                                      PAGE
     Uptowner Inns, Inc. and Subsidiaries

       Opinion of Independent Certified Public Accountant              13

       Consolidated Balance Sheets as of June 30, 2000 and 1999        14

       Consolidated Statement of Operations for the
          Year Ended June 30, 2000, 1999 and 1998                      15

       Consolidated Statement of Stockholders' Equity
          For the Year Ended June 30, 2000, 1999 and 1998              16

       Consolidated Statement of Cash Flows for the
          Year Ended June 30, 2000, 1999 and 1998                      17

       Notes to Consolidated Financial Statements                    18-28

                           INDEPENDENT AUDITORS' REPORT




Board of Directors
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia



We have audited the accompanying consolidated balance sheets of Uptowner Inns, Inc. and Subsidiary as of June 30, 2000 and June 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the three years ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uptowner Inns, Inc. and Subsidiary as of June 30, 2000 and June 30, 1999, and the consolidated results of its operations and cash flows for the three years ended June 30, 2000 in conformity with generally accepted accounting principles.


                                       SOMERVILLE & COMPANY, P.L.L.C.
                                       Certified Public Accountants


November 28, 2000
Huntington, West Virginia

                     UPTONWER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                          June 30, 2000 and 1999

                                 ASSETS
                                 ------
                                                   2000           1999
                                                   ----           ----
Current Assets:
  Cash                                       $   250,186     $   239,821
  Cash - escrow                                   97,878          82,842
  Accounts receivable (less allowance
    for doubtful accounts of $3,000
    in 2000 and 1999)                             59,971          86,647
  Notes receivable                                47,899          83,271
  Inventories                                     11,966          11,197
  Prepaid expenses                                65,093          65,309
                                              ----------      ----------
      Total current assets                       532,993         569,087
                                              ----------      ----------
Property, Plant and Equipment:
  Land                                         1,480,612       1,480,612
  Buildings and improvements                  10,554,474      10,448,165
  Furniture and equipment                      2,729,398       2,512,955
                                              ----------      ----------
                                              14,764,484      14,441,732
  Less accumulated depreciation and
    amortization                               4,407,744       3,986,965
                                              ----------      ----------
      Property, plant and equipment - net     10,356,740      10,454,767
                                              ----------      ----------
Other Assets:
  Deposits and other                             169,407         117,896
                                              ----------      ----------
                                             $11,059,140     $11,141,750
                                              ==========      ==========


                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------


                                                   2000           1999
                                                   ----           ----
Current Liabilities:
  Accounts payable                           $   358,242     $   271,295
  Accrued liabilities                            175,045         179,605
  Taxes other than Federal income tax            437,520         312,513
  Current portion of long-term debt            1,109,220       1,265,006
                                              ----------      ----------
      Total current liabilities                2,080,027       2,028,419

Long-Term Debt:
  Notes payable                                6,876,470       6,913,472
                                              ----------      ----------
      Total liabilities                        8,956,497       8,941,891
                                              ----------      ----------

Stockholders' Equity:
  Common stock - $.50 par value;
    authorized - 5,000,000 shares;
    issued - 1,583,563 shares                    791,782         791,782
  Additional paid-in capital                   1,032,290       1,032,290
  Retained earnings                              278,571         375,787
                                              ----------      ----------
      Total stockholders' equity               2,102,643       2,199,859
                                              ----------      ----------

                                             $11,059,140     $11,141,750
                                              ==========      ==========


The accompanying notes are an integral part of these financial statements.

                                   -14-

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                For the years ended June 30, 2000, 1999 and 1998
                                        2000         1999         1998
                                        ----         ----         ----
Revenues:
  Rooms                             $3,335,094   $2,670,754   $  850,775
  Food and beverage                    365,735      380,236      316,759
  Telephone                             55,534       46,040       32,173
  Rent                                 221,608      235,270      256,371
  Other                                 35,518       25,051       23,843
                                     ---------    ---------    ---------
     Total operating revenues        4,013,489    3,357,351    1,479,921
                                     ---------    ---------    ---------
Costs and Expenses:
  Operating departments:
    Cost of sales                      233,351      220,034      147,608
    Salaries                         1,016,332      841,724      441,308
    Other                              313,566      227,548       64,509
  General and administrative           341,713      233,684      125,112
  Advertising                          236,758      181,349       36,779
  Utilities                            231,631      205,282      115,676
  Repairs and maintenance              122,343       73,821       44,495
  Taxes and licenses                   419,483      367,595      205,010
  Insurance and other                   66,342       63,321       40,252
  Depreciation and amortization        428,358      396,964      171,905
                                     ---------    ---------    ---------
     Total costs and expenses        3,409,877    2,811,322    1,392,654
                                     ---------    ---------    ---------
       Operating income                603,612      546,029       87,267
                                     ---------    ---------    ---------
Other Income (Expenses):
  Gain on sale of assets                     -      244,000            -
  Interest expense                    (700,828)    (677,000)    (212,910)
                                     ---------    ---------    ---------
     Total other income (expenses)    (700,828)    (433,000)    (212,910)
                                     ---------    ---------    ---------

Income (Loss) before Federal
  Income Taxes                         (97,216)     113,029     (125,643)

Income Taxes                                 -            -            -
                                     ---------    ---------    ---------
Net Income (Loss)                   $  (97,216)  $  113,029   $ (125,643)
                                     =========    =========    =========

Net Income (Loss) per Share         $     (.06)  $      .07   $     (.08)
                                     =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                                   -15-

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 2000, 1999 and 1998

                                     Additional     Retained
                         Common       Paid-In       Earnings
                         Stock        Capital       (Deficit)     Totals
                         -----        -------        -------      ------
Balance -
   June 30, 1997        $791,782    $1,032,290     $ 388,401    $2,212,473

Net Income (Loss)              -             -      (125,643)     (125,643)
                         -------     ---------       -------     ---------

Balance -
   June 30, 1998         791,782     1,032,290       262,758     2,086,830

Net Income                     -             -       113,029       113,029
                         -------     ---------       -------     ---------

Balance -
   June 30, 1999         791,782     1,032,290       375,787     2,199,859

Net Income (Loss)              -             -       (97,216)      (97,216)
                         -------     ---------       -------     ---------

Balance -
   June 30, 2000        $791,782    $1,032,290     $ 278,571    $2,102,643
                         =======     =========       =======     =========



The accompanying notes are an integral part of these financial statements.

                                   -16-

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended June 30, 2000, 1999 and 1998

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                             2000         1999        1998
                                             ----         ----        ----
Cash Flows From Operating Activities:
  Net income (loss)                       $(97,216)   $ 113,029  $ (125,643)
                                           -------     --------   ---------

  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization           428,358      396,964     171,905
   Debt forgiveness                         (9,000)      (9,000)     (9,000)
   Gain on sale of assets                        -     (244,000)          -
   (Increase) decrease in other assets     (51,511)      11,391      (1,075)
   (Increase) decrease in current assets
     Accounts receivable                    26,676      (62,921)      1,477
     Inventories                              (769)      (3,835)     (1,366)
     Prepaid expenses                          216      (13,759)       (111)
   Increase (decrease) in current
    liabilities:
     Accounts payable                       86,947     (246,292)   (117,724)
     Accrued liabilities                    (4,560)      33,796      42,449
     Taxes other than Federal income
      taxes                                125,007      112,114       8,116
                                           -------      -------   ---------
        Total adjustments                  601,364      (25,542)     94,671
                                           -------      -------   ---------

Net Cash Provided By (Used In)
  Operating Activities                     504,148       87,487     (30,972)
                                           -------      -------   ---------

Cash Flows From Investing Activities:
  Issuance of notes receivable                   -      (84,500)          -
  Payments on notes receivable              35,372        1,229           -
  Proceeds from sale of fixed assets             -      330,363           -
  Capital expenditures                    (330,331)    (361,320) (4,669,146)
                                           -------      -------   ---------

     Net cash provided by (used in)
       Investing activities               (294,959)    (114,228) (4,669,146)
                                           -------      -------   ---------

Cash Flows From Financing Activities:
  Issuance of long-term debt               116,400      537,546   4,617,922
  Principal payments of long-term debt    (300,188)    (278,157)    (73,216)
                                           -------      -------   ---------



Net Increase (Decrease) in Cash and
  Cash Equivalents                          25,401      232,648    (155,412)

Cash and Cash Equivalents at Beginning
  of Year                                  322,663       90,015     245,427
                                           -------      -------   ---------

Cash and Cash Equivalents at End of
  Year                                    $348,064     $322,663  $   90,015
                                           =======      =======   =========


Supplementary Disclosure of Cash
  Flow Information
Cash Paid During the Year For:
   Interest                               $700,828    $658,482  $   177,283



The accompanying notes are an integral part of these financial statements.


                      UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies:

     A.  Principles of consolidation:

            The consolidated financial statements include the accounts of Uptowner Inns, Inc. and its Subsidiary after elimination of all material intercompany balances and transactions. The wholly owned subsidiary has had no activity since 1981.


     B.  Business activity:

            The Company operates two (2) motor inns in Huntington, West Virginia that consist of dining, banquet and lounge facilities. In addition, the Company operates apartment buildings and rental properties located in Huntington, West Virginia.

            The Corporation opened an additional facility in Huntington known as Holiday Inn Hotel & Suites on August 28, 1998.


     C.  Inventories:

            Inventories are stated at the lower of cost or market on the first-in, first-out method.


     D.  Property, plant and equipment:

            Property, plant and equipment are stated at cost with depreciation being provided on the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements         10 - 40 years
          Furniture and equipment             3 - 10 years

            Repairs, maintenance and renewals are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.

            The cost of fixed assets retired or sold, together with the related accumulated depreciation, are removed from the accounts and the resulting gain or loss is included in net earnings.

                      UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (Cont'd):

     E.  Income taxes:

            The income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to different methods of depreciation for book and tax purposes and net operating loss carryovers. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


     F.  Per share computations:

            Income per share computations are based on the weighted average number of common shares outstanding during the year. The average number of shares outstanding was 1,583,563 for 2000, 1999 and 1998


     G.  Cash and cash equivalents:

            For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less, of which the Company had none.


     H.  Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


     I.  Capitalized interest:

            Interest costs are capitalized when incurred when proceeds were used to finance the construction of assets. Capitalized interest for fiscal year ending June 30, 2000, 1999 and 1998 were $-o-, $66,944. and $283,165., respectively.


     J.  Advertising:

            Advertising costs are charged to operations as incurred.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of significant accounting policies (Cont'd):

     K.  Amortization:

            The costs of franchise rights acquired are being amortized on the straight-line method over their remaining contractual lives. Fees and other expenses associated with the debt refinancing are being amortized on the straight-line method over the life of the loan. Amortization expense charged to operations for the fiscal years ending June 30, 2000, 1999 and 1998 was $7,580., $5,417. and $5,417., respectively.


2.   Long-term debt:

            The long-term indebtedness of the Company at June 30, 2000 and
1999 were as follows:
                                              2000              1999
                                              ----              ----
10% mortgage note due an individual,
secured by a deed of trust, payable at
$733. per month, including interest,
until June 2002                             $   16,602        $    23,370

2% note due City of Huntington, secured
by a second deed of trust, payable at
$2,024. per month, including interest,
until January 2008                             174,195            191,369

10% note due a financial institution,
secured by a deed of trust, payable at
$22,568. per month including interest,
until August 2004.  Refinanced
December 1999                                        -          1,330,369

Deferred payment note dated September
1989 due the City of Huntington, secured
by a deed of trust on rental property,
payable in full during first five years
if property is sold, 20% forgiveness
per year in sixth through tenth years,
100% forgiveness during the year                     -              9,000





                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Long-term debt (Cont'd):

                                                2000               1999
                                                ----               ----

8.5% note due the Huntington Urban
Renewal Authority of Huntington, secured
by a deed of trust, payable at $3,825.
per month interest only, and final
installment of all principal and accrued
interest then outstanding due and payable
February 2004*                              $  473,086         $  483,790

Prime plus 1% installment note due a
financial institution secured by a credit
line deed of trust, principal and interest
payable at $33,901. per month until
January 2008                                 3,588,850          3,650,198

Prime plus 1% note due a financial
institution, secured by a second deed of
trust, interest payable monthly, principal
payable upon demand                            749,048            742,693

Prime plus 1% installment note due a
financial institution, secured by second
deed of trust, payable at $1,140. per
month, including interest, until
September 2002.  Refinanced December 1999            -             42,222

11.4% installment note due a leasing
company, secured by equipment, interest
payable monthly until October 1998, and
then principal and interest payable at
$17,469. per month until September 2004        685,138            812,311

8.7% installment note due a financial
institution, secured by a vehicle,
payable at $634. per month including
interest, until July 2004                       26,056             30,640

8.75% installment note due a financial
institution, secured by a vehicle,
payable at $376. per month including
interest, until April 2003                      11,521             14,573




                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Long-term debt (Cont'd):

                                                2000               1999
                                                ----               ----
5.5% mortgage note due to the West
Virginia Housing Development Fund,
secured by a deed of trust, payable
at $3,070. per month, including
interest, until November 2018**             $  426,065         $  439,086

Prime plus 1% installment note due
a financial institution, secured by
a deed of trust, payable at $3,159.
per month, including interest, until
April 2004.  An extension has been
requested.  Refinanced December 1999                 -            167,103

Note due a financial institution,
secured by deed of trust, payable at
$17,268. per month including interest,
current interest rate 9.42%, variable
interest rate based upon the three
year constant maturity Treasury Bill
rate (charge will not occur more
often than every three years) until
December 2014***                             1,626.653                  -

17.7% installment note, due a leasing
company, secured by equipment, payable
at $153. per month including interest,
until September 2003                             4,504              5,532

13% installment note, due a leasing
company, secured by equipment, payable
at $260. per month including interest,
until February 2002                              4,654              7,002

15.8% installment note, due a leasing
company, secured by equipment, payable
at $63. per month including interest,
until July 2003                                  1,842              2,273

18.2% installment note, due a leasing
company, secured by equipment, payable
at $1,386. per month including interest,
until May 2003                                  37,432             46,348




                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Long-term debt (Cont'd):

                                                2000               1999
                                                ----               ----
14.1% installment note, due a leasing
company, secured by equipment, payable
at $997. per month including interest,
until May 2003                              $   28,475         $   35,852

22.7% installment note, due a leasing
company, secured by equipment, payable
at $589. per month including interest,
until June 2003                                 15,295             18,494

15.1% installment note, due a leasing
company, secured by equipment, payable
at $152. per month including interest,
until July 2003                                  4,465              5,522

18.9% installment note, due a leasing
company, secured by equipment, payable
at $1,215. per month including interest,
until June 2003                                 33,181             40,686

18.9% installment note, due a leasing
company, secured by equipment, payable
at $229. per month including interest,
until June 2003                                  6,264              7,681
                                             ---------          ---------
                                             7,913,326          8,106,114
Less current portion                         1,061,410          1,217,196
                                             ---------          ---------
                                            $6,851,916         $6,888,918
                                             =========          =========

       * As part of the debt agreement, Uptowner shall deposit any proceeds from the sale of surplus real estate into an escrow account. At the end of each quarter, 75% of proceeds will remain in the escrow account for working capital, and 25% will be sent to the Huntington Renewal Authority to reduce the debt. At June 30, 2000 and 1999, the balance in the escrow account is $68,086. and $62,222., respectively.

       ** As part of the debt agreement, various escrows are required to cover real estate taxes, hazard insurance, replacement reserve, other interest and replacement reserve interest. At June 30, 2000 and 1999, the balance in the escrow is $24,623. and $20,620., respectively.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Long-term debt (Cont'd):

       *** As part of the debt agreement, deposits will be made monthly into an escrow account to be used as a reserve for repairs and capital improvements. At June 30, 2000 and 1999, the balance in the escrow account is $5,169. and $-0-, respectively.

       Maturities of long-term debt, including debt to stockholders, and principal payment requirements during the next five years ending June 30, are as follows:

                2001                              $1,109,220
                2002                                 348,335
                2003                                 376,825
                2004                                 831,300
                2005                                 204,215
                Thereafter                         5,115,795
                                                   ---------
                                                  $7,985,690
                                                   =========


3.   Related party transactions:

       During October 1988, the Company purchased property from a related entity for the sum of $528,659. Two notes existing at the time of purchase are being paid by the Company. One loan was refinanced to a nonstockholder in 1989. In addition, notes were executed for the balance of the purchase price. These loans at June 30, 2000 and 1999 were:

                                                     2000         1999
                                                     ----         ----
10% note due an individual, interest
payable annually, due December 1993                $ 8,000      $ 8,000

10% note due an individual, interest
payable annually, due December 1993                 39,810       39,810
                                                    ------       ------
                                                    47,810       47,810
Less current portion                                47,810       47,810
                                                    ------       ------
                                                   $     -      $     -
                                                    ======       ======

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Related party transactions (Cont'd):

       The Company is continuing to accrue interest on this debt. The amount of accrued interest at June 30, 2000, 1999 and 1998 is $60,161., $55,380. and $50,599., respectively. Interest expense charged to operations for each of the fiscal years ended June 30, 2000, 1999 and 1998 was $4,781.

       The Company and its subsidiary have entered into transactions with various entities controlled and related to one of the Company's shareholders. Following is a summary of transactions with these entities as of and for the years ended June 30, 2000, 1999 and 1998:

                                    2000        1999        1998
                                     ----        ----        ----
Purchases from related
companies                        $ 3,067     $     -     $11,268
                                  ======      ======      ======
  (Expensed and/or
   capitalized)

                                    2000        1999
                                    ----        ----
9.25% note due related
company, due October 2004        $24,554     $24,554

Less current portion                   -           -
                                  ------      ------
                                 $24,554     $24,554
                                  ======      ======

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Income taxes:

       A reconciliation of income tax at the statutory rates to the
Company's effective rate for the years ended June 30, 2000, 1999 and 1998 is as follows:
                                2000            1999            1998
                                ----            ----            ----
                                     % of             % of            % of
                                   Pre-tax          Pre-tax         Pre-tax
                           Amount  Income  Amount   Income  Amount  Income
                           ------  ------  ------   ------  ------  ------
Income tax provision
     at statutory rate    $    -      -%  $ 38,430    34.0%  $   -     -%

Increases (decreases):
  Gain on disposal             -      -     (3,184)   (2.8)      -     -
  Depreciation
   difference                  -      -    (35,696)  (31.6)      -     -
  Other                        -      -        450      .4       -     -
  Utilization of
   operating loss
   carryforward                -      -          -       -       -     -
                           -----     --     ------    ----    ----    --
Actual provision
   and effective
   rate                   $    -      -%  $      -       -%  $   -     -%
                           =====     ==    =======    ====    ====    ==

       The Company has available at June 30, 2000, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                                          Unused Operating Loss
          Expiration Date                    Carryforwards
          ---------------                    -------------
            June 30, 2002                   $ 20,986
            June 30, 2003                    433,830
            June 30, 2004                    245,295
            June 30, 2005                    128,142
            June 30, 2006                    147,900
            June 30, 2007                     78,505
            June 30, 2008                     18,147
            June 30, 2009                     70,932
            June 30, 2010                          -
            June 30, 2011                      3,816
            June 30, 2012                      1,150
            June 30, 2013                    199,619
            June 30, 2019                     54,375
            June 30, 2020                    165,986

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Income taxes (Cont'd):

       Deferred tax assets as of June 30, 2000 and 1999 are as follows:

                                               2000           1999
                                               ----           ----
Deferred tax asset                           $64,058        $32,190
Valuation allowance                           64,058         32,190
                                              ------         ------
                                             $     -        $     -
                                              ======         ======


5.   Parent Company information:

       Following is the selected information for Uptowner Inns, Inc., Parent Company only, as of June 30, 2000, 1999 and 1998 and for the years then ended:

                                  2000           1999           1998
                                  ----           ----           ----
Operating revenues           $ 4,013,489    $ 3,357,351    $ 1,479,921
Income (loss) from
  operations                     603,612        546,029         87,267
Net income (loss)                (97,216)       113,029       (125,643)
Current assets                   532,993        569,087        172,653
Total assets                  11,059,140     11,141,750     10,878,715
Current liabilities            2,080,027      2,028,419      1,860,720
Total liabilities              8,956,497      8,941,891      8,791,885


       The Company has no restricted net assets.


6.   Contingencies:

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

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6   Contingencies (Cont'd):

       During the year ended June 30, 2000, a settlement was entered into for the final payment for the construction of the new facility. This resulted in a prior period adjustment of $320,545. to reduce the amount of building and accounts payable at June 30, 1999.


7.   Credit risk:

       The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Amounts on deposit in excess of $100,000. for the fiscal year ended June 30, 2000 totaled $114,491.


8.   Commitments:

       On June 28, 2000, the Uptowner Inns, Inc. entered into a franchise agreement for construction of a new Holiday Inn Express Hotel & Suites in the amount of $50,000. This agreement states specific requirements for completion of the hotel and approval before opening, the new requirement being that the hotel opening be no later than June 28, 2002.

                    UPTOWNER INNS, INC. AND SUBSIDIARIES




ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURES
           ----------------------------------------------------------


          NONE

                    UPTOWNER INNS, INC. AND SUBSIDIARIES

                                  PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

       The information required by Item 10, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the captions "Election of Directors" and "Executive Officers of the Company" and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

       The information required by Item 11, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the caption "Remuneration of Directors and Executive Officers", and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

       (a) The registrant has issued only one type of security, namely, common capital stock. The following table sets forth certain information as to the persons and groups who are known to the registrant to be the beneficial owners of more than five percent of its voting securities.

Title of          Name and Address        Amount and Nature of    Percent
  Class          of Beneficial Owner      Beneficial Ownership    of Class
  -----          ------------------       --------------------    --------
Common          Violet Midkiff            573,267  Direct and      36.2
                922 Eleventh Street                 Indirect
                Huntington, West Virginia

Common          Carl Midkiff              245,311  Direct and      15.5
                2619 Raceview Drive                 Indirect
                Ona, West Virginia

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            (Cont'd)
           --------------------------------------------------------------

       (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of          Name and Address        Amount and Nature of    Percent
  Class          of Beneficial Owner      Beneficial Ownership    of Class
  -----          ------------------       --------------------    --------
Common          Arthur J. Huber               -0-                   -0-

Common          James R. Camp               8,371  Direct            .5

Common          Violet Midkiff            573,267  Direct and      36.2
                                                    Indirect

Common          Louis Abraham               3,656  Direct            .2

Common          Carl Midkiff              245,311  Direct and      15.5
                                                    Indirect

Common          Olive Hager                21,870  Direct           1.4

Common          Six Officers and          852,475  Direct and      53.8
                 Directors as an                    Indirect
                 Group

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

                     UPTOWNER INNS, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


Schedule VIII
------------


    Column A                     Column B        Column C       Column D       Column E       Column F
    --------                     --------        --------       --------       --------       --------
                                                                               Additions
                                Balance at       Charged to     Charged to    Deductions     Balance at
                                Beginning        Profit and       Other          From          End of
   Description                   Period             Loss         Accounts      Reserves        Period
   -----------                   ------             ----         --------      --------        ------
As to Uptonwer Inns, Inc.:

Year ended June 30,2000:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $3,000         $6,000
                                 =====             ======         ======        =====          =====
Year ended June 30,1999:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $    -         $3,000
                                 =====             ======         ======        =====          =====
Year ended June 30,1998:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $    -         $3,000
                                 =====             ======         ======        =====          =====

                     UPTOWNER INNS, INC. AND SUBSIDIARIES
                      VALUATION AND QUALIFYING ACCOUNTS


Schedule VIII (Cont'd)
------------


    Column A                     Column B        Column C       Column D       Column E       Column F
    --------                     --------        --------       --------       --------       --------
                                                                               Additions
                                Balance at       Charged to     Charged to    Deductions     Balance at
                                Beginning        Profit and       Other          From          End of
   Description                   Period             Loss         Accounts      Reserves        Period
   -----------                   ------             ----         --------      --------        ------
As to Uptonwer Inns, Inc.
  And Subsidiaries:

Year ended June 30,2000:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $3,000         $6,000
                                 =====             ======         ======        =====          =====
Year ended June 30,1999:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $    -         $3,000
                                 =====             ======         ======        =====          =====
Year ended June 30,1998:
  Reserve for doubtful
   accounts                     $3,000            $     -        $     -       $    -         $3,000
                                 =====             ======         ======        =====          =====

                               SIGNATURES
                               ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                        UPTOWNER INNS, INC.

                                    By  /s/ Violet Midkiff
                                      ---------------------------------
                                        Violet Midkiff, President
                                         October 31, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    By  /s/ Arthur Huber
                                      ---------------------------------
                                       Arthur Huber, Vice President
                                       October 31, 2001


                                    By  /s/ James R. Camp
                                      ---------------------------------
                                       James R. Camp, Treasurer and
                                         Director
                                       October 31, 2001


                                    By  /s/ Olive Hager
                                   ------------------------------------
                                       Olive Hager, Secretary and
                                         Director
                                       October 31, 2001


                                    By  /s/ Carl E. Midkiff
                                   ------------------------------------
                                       Carl E. Midkiff, Director
                                       October 31, 2001


                                    By  /s/ Louis Abraham
                                   ------------------------------------
                                       Louis Abraham, Director
                                       October 31, 2001