Form 10-K
period 2001-06-30
UPTOWNER INNS INC
filed 2001-11-02
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20459
                                FORM 10-K


              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE FISCAL YEAR ENDED JUNE 30, 2001, COMMISSION FILE NUMBER 0-1957


                           UPTOWNER INNS, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

       West Virginia                                55-0457171
--------------------------------                --------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)               Identification Number)

1415 4th Avenue, Huntington, West Virginia              25701
------------------------------------------            ----------
Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, including area code      (304) 525-8162
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

     Yes      X  No
----        ----

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 2001, was $791,782.

     As of June 30, 2001, the close of the period covered by this report, the registrant had 1,583,563 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.

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

                          UPTOWNER INNS, INC.
                    For the Year Ended June 30, 2000
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                               3-4
  Item 2:   Properties                                             4-5
  Item 3:   Legal Proceedings                                       6
  Item 4:   Submission of Matters to a Vote of Security Holders     6

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Stock and Related
             Security Holder Matters                                6
  Item 6:   Selected Financial Data                                6-7
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8-12
  Item 8:   Financial Statements                                  13-28
  Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                   29

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     29
  Item 11:  Executive Compensation                                 29
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                      29-30
  Item 13:  Certain Relationships and Related Transactions       30-31

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                   32

  Signatures                                                       33


                                  PART I

Item 1.   BUSINESS.
          --------

     (a) Uptowner Inns, Inc., (the "Company" or "registrant"), was incorporated in the State of West Virginia on July 1, 1961. The registrant operates a 137 room, full service hotel, the Uptowner Inn, built in 1962 by the registrant and operated by the registrant. In January 1997, the Holiday Inn franchise under which it had been operating was terminated. In July 1999, the Company entered into a franchise agreement with Travel Lodge for the facility. This agreement was terminated in June 2001. In late August 1998, the registrant opened a 135 room Holiday Inn Hotel & Suites facility adjacent to the Huntington Civic Arena. The franchise agreement under which it operates generally requires standard fees for advertising, reservation system, etc.

     The hotel clientele are predominantly business travelers due to the downtown location. The occupancy rate at the Uptowner Inn averaged 30% in the fiscal year ended June 30, 2001 with an average room rate of $46.
This yielded a revenue for available rooms of $5,111 for the fiscal year. The new Holiday Inn Hotel & Suites occupancy for the year averaged 74% with an average room rate of $81. This yielded a revenue for available rooms of $21,762.

     A wholly owned subsidiary of the registrant, Motel and Restaurant Supply, which was incorporated in the State of West Virginia on July 16, 1966, has had no activity since 1981.

     Neither the registrant nor its subsidiary have experienced bankruptcy, receivership or similar proceedings; has been involved in reclassification, merger or consolidation; has acquired or, except as hereinafter set forth, disposed of any material amount of assets otherwise than in the ordinary course of business; or has undertaken any material change in the mode of conducting its business.


     (b) The registrant is engaged in substantially two lines of businesses, to wit, the operation of hotels with dining and banquet facilities, and residential/commercial rentals. The income of the registrant from rentals did not exceed ten percent of the consolidated revenue of the registrant and its subsidiaries for years ended June 30, 2001, 2000 and 1999. Consolidated revenue did not exceed $50,000,000. during any of the last three fiscal years.

     The hotel industry is highly competitive with the registrant competing against numerous national hotel franchises in Huntington, West Virginia. As the Company's operations are generally one business segment, its competition locally includes Radisson hotel, Ramada Inn, Comfort Inn, Red Roof Inn, and Hampton Inn.

     Seasonality directly affects this business as a result of people not traveling or vacationing in large numbers in the late fall and winter because of poor weather at these geographical locations.

          --------

     At June 30, 2001, the registrant and its subsidiaries employ approximately 90 employees.

     (c)  The registrant has no foreign operation.



ITEM 2.   PROPERTIES.
          ----------

     (a) The registrant owns a 137 room, four-story motor hotel known currently as the Uptowner Inn with a swimming pool and a lounge, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property is owned in fee by the registrant. The motor hotel is subject to a mortgage in favor of the City National Bank, Huntington, West Virginia, in the original amount of $1,648,107, payable in monthly installments of $17,268 per month, including interest at 9.42% until December 20, 2002, at which time the variable rate may change. The original note of $2,000,000, along with two (2) other promissory notes, were refinanced with the above mentioned note on December 20, 1999.

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

          ----------

     (h) The registrant owns in fee a lot improved by a three story building within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia. This property is subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000, 10% interest, maturing June 2002, the balance of which was $9,125 at June 30, 2001.
This property is utilized for the Corporate offices and rental units.

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

     (k) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991. This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000, 5.5% rate of interest, maturing November 2018, the balance of which is $412,310 at June 30, 2001.

     (l)  The registrant owns in fee a Holiday Inn Hotel & Suites, a
135 room motor hotel, located in downtown Huntington at 800 Third Avenue. The hotel officially opened for business August 28, 1998. The property is subject to a mortgage in favor of Huntington Urban Renewal Authority in the amount of $540,000, 8.5% rate of interest and maturing February 2004. The balance of the note is $445,483 at June 30, 2001. The facility is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and is used as a major part of marketing for conventions and meetings in the Tri-State area.

     (m) The registrant acquired assets from an entity that is controlled by the Company's president and stockholder. The assets acquired are being actively marketed for sale and are reflected in the consolidated balance sheet as property held for sale. The carrying value is reflected at the lower of cost or market (consisting of land and building of $59,310 and $270,190 respectively). Liabilities were assumed of $272,935 and a promissory note issued for $91,565. The balance of the liability assumed is $259,200 at June 30, 2001, and the balance of the promissory note is $66,546 at June 30, 2001.

Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.

ITEM 3.   LEGAL PROCEEDINGS:
          -----------------

     A $10,000,000. suit in which the Uptowner Inns, Inc. is a defendant was previously filed by an individual, who was severely injured in an auto accident by a patron of the lounge.

     The court has issued a summary judgment in this suit and accordingly this suit has been dismissed.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
          ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                               PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
          HOLDER MATTERS:
          ---------------------------------------------------------

     (a) There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company is aware of shares traded in the past two years for between $.50 and $.65 per share.

     (b) As of the 30th day of June 2001, the approximate number of record holders of common stock securities of the registrant was 1,409.

     (c ) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6.   SELECTED FINANCIAL DATA:
          -----------------------

     The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 2001, 2000, 1999, 1998 and 1997 on a scope similar to that set forth in the report included elsewhere in this report. These summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                            UPTOWNER INNS, INC.
                          SELECTED FINANCIAL DATA

                             2001           2000           1999           1998           1997
                             ----           ----           ----           ----           ----
Operating Revenues       $ 4,115,146    $ 4,013,489    $ 3,357,351    $ 1,479,921    $ 1,867,013

Income from Operations       746,970        603,612        546,029         87,267        279,055

Net Income (Loss)             14,266        (97,216)       113,029       (125,643)        74,257

Net Income (Loss)
 Per Share                       .01           (.06)           .07           (.08)           .05

Weighted Average
 Number of Shares          1,583,563      1,583,563      1,583,563      1,583,563      1,583,563

Cash Dividends
 Per Share                         -              -              -              -              -

Total Assets              10,899,922     11,059,140     11,141,750     10,878,715      6,535,810

Long-Term Debt             6,636,076      6,876,470      6,913,472      6,931,165      3,119,901


     The 1998 decline, as compared to 1997 in operating revenues and income from operations, was due to increased competition by operations close to the interstate.  The increase in operating revenues and income from operations in 1999, 2000 and 2001 were entirely the result of the opening of the new Holiday Inn Hotel & Suites, which operated for over ten months in 1999 and the full year in 2000 and 2001.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS:
          -------------------------------------------------


ASSETS AND LIABILITIES
-----------------------
                                                    2001           2000
                                                    ----           ----
Current Assets                                $   643,660    $   532,993
  Percentage Increase (Decrease)                     20.8%         (6.3)%

Total Assets                                   10,899,922     11,059,140
  Percentage Increase (Decrease)                    (1.4)%           (.7)%

Total Liabilities                               8,783,013      8,956,497
  Percentage Increase (Decrease)                    (1.9)%            .2%


     Current assets increased in 2001 due to the purchase of property for resale. See Part III, Item 13 for a description of this transaction. Total assets and liabilities have remained relatively consistent from year to year.


REVENUES
--------
                                     2001           2000           1999
                                     ----           ----           ----
Total Revenues                    $4,115,146    $ 4,013,489    $ 3,357,351
  Percentage Increase (Decrease)         2.5%          19.5%         126.9%

Motor Inn Revenues                 3,629,192      3,335,094      2,670,754
  Percentage Increase (Decrease)         8.8%          24.9%         213.9%

  Percentage of Total Revenues          88.2%          83.1%          79.5%

Food and Beverage                    189,802        365,735        380,236
  Percentage Increase (Decrease)       (48.1)%         (3.8)%         20.0%

Rents                                216,496        221,608        235,270
  Percentage Increase (Decrease)       (2.3)%         (5.8)%          (8.2)%

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS: (Continued)
          -------------------------------------------------

     The motor inn revenues increased in 2000 and 1999 due to the opening of the new facility in late August 1998. Due to the Holiday Inn Hotel and Suites becoming an established property within the Huntington market, the occupancy rate at this facility increased from 67% in 2000 to 74% in 2001 which resulted in an overall increase in motor inn revenues in 2001. Additionally, room revenues from the Uptowner Inn increased in 2001 due to an increase in the occupancy rate attributable to increased demand for newly renovated rooms. The acquisition of the Travelodge franchise for this facility was expected to improve revenues, but did not generate the expected revenues forecasted. As a result, the Travelodge franchise was terminated in June, 2001. The Uptowner inn occupancy rate of 30% in 2000 is expected to decline in 2001 due to new competition in the immediate market area.

     The decrease in food and beverage revenue is attributed to the elimination of the Uptowner Inn restaurant facility in August of 2000. Rents decreased in 1999, 2000 and 2001 due to the disposal of various rental units during 1999 and 2000.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS: (Continued)
          -------------------------------------------------

OPERATING COST AND EXPENSES AND INTEREST EXPENSES
-------------------------------------------------

                                        2001         2000         1999
                                        ----         ----         ----
Cost of Sales and Other
 Operating Department Expenses     $  528,565    $  546,917   $  447,582
  Percentage increase (decrease)        (3.4)%         22.2%       111.0%

Salaries                              939,612     1,016,332      841,724
  Percentage increase (decrease)        (7.5)%         20.7%        90.7%

Advertising                           276,172       236,758      181,349
  Percentage increase (decrease)         16.6%         30.6%       393.1%

Utilities                             244,352       231,631      205,282
  Percentage increase (decrease)          5.5%         12.8%        77.5%

Repairs and Maintenance               103,625       122,343       73,821
  Percentage increase (decrease)       (15.3)%         65.7%        65.9%

Taxes and License                     397,429       419,483      367,595
  Percentage increase (decrease)        (5.3)%         14.1%        79.3%

Insurance and Other                    70,223        66,342       63,321
  Percentage increase (decrease)          5.8%          4.8%        57.3%

Total Cost and Expenses             3,368,176     3,409,877    2,811,322
  Percentage increase (decrease)        (1.2)%         21.3%       101.9%

Interest                              732,704       700,828      677,000
  Percentage increase (decrease)          4.5%          3.5%       218.0%

     Cost of sales increases in 1999 and 2000 were due to the increase in the revenues from the opening of the new hotel. Advertising increased in 1999 and 2000 due to the room revenue increase that affected the change under the Holiday Inn franchise for advertising. Utilities increased in 1999 and 2000 due to the increased business in the fiscal year. Salaries, repairs and maintenance, taxes and license, and insurance and other increased in 1999 and 2000 due to adding a second property.

     Total cost and expenses decreased by a modest 1.2% in 2001 compared to 2000. Most of the individual categories of costs and expenses for 2001 are relatively consistent with 2000 due to stabilization of the new facility which opened in August 1998. Advertising increased in 2001 due to continued marketing efforts relating to the Holiday Inn facility.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS: (Continued)
          -------------------------------------------------

INCOME (LOSS)
-------------

                                   2001          2000          1999
                                   ----          ----          ----
                                 $14,266       $(97,216)     $113,029



     The addition of the Holiday Inn Hotel & Suites has had an obvious impact on income resulting in an increase in revenues of $1,877,430 in 1999, $656,138 in 2000, and $101,657 in 2001. Costs and expenses have increased $1,418,668 in 1999 and $598,555 in 2000, while costs and expenses have decreased $41,701 in 2001, resulting in an increase in operating income of $458,762 in 1999, $57,583 in 2000 and $111,482 in 2001.

     Management is evaluating the Uptowner facility in order to find new alternatives of generating revenue from the older facility. Continued monitoring of costs and expenses will be done to improve the operating results for the Company. For further discussion, see "Liquidity and Capital Resources", which follows. Any of the alternatives pursued could Result in an impairment adjustment, and, or reclassification in the balance sheet.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                    2001            2000
                                    ----            ----
Resources available at
     June 30, 2001 and 2000
  Cash                            $186,912        $348,064


     The liquidity, as measured by current assets divided by current liabilities, has slightly increased from .25 in 2000 to .30 in 2001. This relatively low level of liquidity is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS: (Continued)
          -------------------------------------------------

     Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the second quarter of the fiscal year ending June 30, 2001. The alternatives being explored include converting the facility to higher-income producing property. Two potential alternatives include converting the facility to a multi-unit apartment complex or to a multi-unit elderly care living center. It is anticipated either alternative selected will require renovations of the facility to conform to the ultimate use. It is also anticipated any required capital will be obtained through debt financing. A third alternative is to sell the property, as is, in an orderly liquidation.

     Management is currently evaluating its current financing arrangements regarding the Holiday Inn Hotel & Suites facility. Any potential refinancing may provide for lower levels of debt service requirements as well as additional working capital. Management is also evaluating its owned rental property and other real estate for potential sale to enhance the liquidity of the Company.


FORWARD-LOOKING STATEMENTS
--------------------------

     Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including the facilities utilization, costs associated with maintaining the operations, liquidity issues, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The registrant disclaims, however, any intent of obligation to update such forward-looking statements.

                  UPTOWNER INNS, INC. AND SUBSIDIARIES


Item 8.   FINANCIAL STATEMENTS:
          --------------------

     Financial Statements:
                                                                      PAGE
     Uptowner Inns, Inc. and Subsidiaries

       Opinion of Independent Certified Public Accountant for
          The Year Ended June 30, 2001, 2000 and 1999                  14

       Consolidated Balance Sheets as of June 30, 2001 and 2000        15

       Consolidated Statement of Operations for the
          Year Ended June 30, 2001, 2000 and 1999                      16

       Consolidated Statement of Stockholders' Equity
          for the Year Ended June 30, 2001, 2000 and 1999              17

       Consolidated Statement of Cash Flows for the
          Year Ended June 30, 2001, 2000 and 1999                      18

       Notes to Consolidated Financial Statements                    19-28

                           INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia



We have audited the accompanying consolidated balance sheets of Uptowner Inns, Inc. and Subsidiary as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
The consolidated financial statements of the Uptowner Inns, Inc. as of June 30, 2000, and for the two years ended June 30, 2000, were audited by other auditors, whose report dated November 28, 2000, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uptowner Inns, Inc. and Subsidiary as of June 30, 2001, and the consolidated results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


                                      J.D. CLOUD & CO. L.L.P.
                                      Certified Public Accountants


August 27, 2001
Cincinnati, Ohio

                     UPTONWER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                          June 30, 2001 and 2000


             ASSETS
             ------
                                                   2001           2000
                                                   ----           ----
Current Assets
  Cash                                       $   152,342     $   250,186
  Cash - escrow                                   34,570          97,878
  Accounts receivable (less allowance
    for doubtful accounts of $6,000
    in 2001 and 2000)                             72,830          59,971
  Notes receivable                                     -          47,899
  Inventories                                      7,715          11,966
  Prepaid expenses                                48,392          65,093
  Property held for sale                         327,811               -
                                              ----------      ----------
      Total Current Assets                       643,660         532,993
                                              ----------      ----------
Property and Equipment
  Land                                         1,519,252       1,480,612
  Buildings and improvements                  10,680,357      10,554,474
  Furniture and equipment                      2,761,410       2,729,398
                                              ----------      ----------
                                              14,961,019      14,764,484
  Less accumulated depreciation and
    amortization                               4,846,594       4,407,744
                                              ----------      ----------
      Property and Equipment - Net            10,114,425      10,356,740

Other Assets
  Deposits and other                             141,837         169,407
                                              ----------      ----------
                                             $10,899,922     $11,059,140
                                              ==========      ==========







                     UPTONWER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                          June 30, 2001 and 2000


   LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES

                                                   2001           2000
                                                   ----           ----
Current Liabilities
  Accounts payable                           $   232,588     $   358,242
  Accrued liabilities                            200,484         175,045
  Taxes other than federal income tax            313,480         437,520
  Current portion of long-term debt            1,400,385       1,109,220
                                              ----------      ----------
      Total Current Liabilities                2,146,937       2,080,027
                                              ----------      ----------

Long-Term Liabilities
  Notes payable and capitalized
    lease obligations                          6,636,076       6,876,470
                                              ----------      ----------
      Total Liabilities                        8,783,013       8,956,497
                                              ----------      ----------

Commitments and Contingencies                          -               -


      STOCKHOLDERS' EQUITY

Stockholders' Equity
  Common stock - $.50 par value;
    authorized - 5,000,000 shares;
    issued - 1,583,563 shares                    791,782         791,782
  Additional paid-in capital                   1,032,290       1,032,290
  Retained earnings                              292,837         278,571
                                              ----------      ----------
      Total Stockholders' Equity               2,116,909       2,102,643
                                              ----------      ----------

                                             $10,899,922     $11,059,140
                                              ==========      ==========


The accompanying notes are an integral part of these financial statements.

                                   -15-

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF OPERATIONS
                For the years ended June 30, 2001, 2000 and 1999
                                        2001         2000         1999
                                        ----         ----         ----
Revenues
  Rooms                             $3,629,192   $3,335,094   $2,670,754
  Food and beverage                    189,802      365,735      380,236
  Telephone                             50,489       55,534       46,040
  Rent                                 216,496      221,608      235,270
  Other                                 29,167       35,518       25,051
                                     ---------    ---------    ---------
     Total Operating Revenues        4,115,146    4,013,489    3,357,351
                                     ---------    ---------    ---------
Costs and Expenses
  Operating departments
    Cost of sales                      195,016      233,351      220,034
    Salaries                           939,612    1,016,332      841,724
    Other                              333,549      313,566      227,548
  General and administrative           340,089      341,713      233,684
  Advertising                          276,172      236,758      181,349
  Utilities                            244,352      231,631      205,282
  Repairs and maintenance              103,625      122,343       73,821
  Taxes and licenses                   397,429      419,483      367,595
  Depreciation and amortization        468,109      428,358      396,964
  Insurance and other                   70,223       66,342       63,321
                                     ---------    ---------    ---------
     Total Costs and Expenses        3,368,176    3,409,877    2,811,322
                                     ---------    ---------    ---------
       Operating Income                746,970      603,612      546,029
                                     ---------    ---------    ---------
Other Income (Expenses)
  Gain on sale of assets                     -            -      244,000
  Interest expense                    (732,704)    (700,828)    (677,000)
                                     ---------    ---------    ---------
     Total Other Income (Expenses)    (732,704)    (700,828)    (433,000)
                                     ---------    ---------    ---------

Income (Loss) before
  Income Taxes                          14,266      (97,216)     113,029

Income Taxes                                 -            -            -
                                     ---------    ---------    ---------
Net Income (Loss)                   $   14,266   $  (97,216)  $  113,029
                                     =========    =========    =========

Net Income (Loss) per Share         $     0.01   $    (0.06)  $     0.07
                                     =========    =========    =========

The accompanying notes are an integral part of these financial statements.

                                   -16-

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                For the years ended June 30, 2001, 2000 and 1999

                                     Additional     Retained
                         Common       Paid-in       Earnings
                         Stock        Capital       (Deficit)     Totals
                         -----        -------        -------      ------
Balance -
   July 1, 1998         $791,782    $1,032,290      $262,758    $2,086,830

Net Income (Loss)              -             -       113,029       113,029
                         -------     ---------       -------     ---------

Balance -
   June 30, 1999         791,782     1,032,290       375,787     2,199,859

Net Income (Loss)              -             -       (97,216)      (97,216)
                         -------     ---------       -------     ---------

Balance -
   June 30, 2000         791,782     1,032,290       278,571     2,102,643

Net Income (Loss)              -             -        14,266        14,266
                         -------     ---------       -------     ---------

Balance -
   June 30, 2001        $791,782    $1,032,290      $292,837    $2,116,909
                         =======     =========       =======     =========



The accompanying notes are an integral part of these financial statements.

                                   -17-

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended June 30, 2001, 2000 and 1999

                                             2001         2000        1999
                                             ----         ----        ----
Cash Flows From Operating Activities
  Net income (loss)                       $ 14,266     $(97,216)   $113,029
                                           -------      -------     -------
  Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities
   Depreciation and amortization           468,109      428,358     396,964
   Debt forgiveness                              -       (9,000)     (9,000)
   Gain on sale of assets                        -            -    (244,000)
   (Increase) Decrease in other assets           -      (51,511)     11,391
   (Increase) Decrease in current assets:
     Accounts receivable                   (12,859)      26,676     (62,921)
     Inventories                             4,251         (769)     (3,835)
     Prepaid expenses                       16,701          216     (13,759)
   Increase (Decrease) in current
    liabilities:
     Accounts payable                     (125,654)      86,947    (246,292)
     Accrued liabilities                    25,439       (4,560)     33,796
     Taxes other than federal income
      taxes                               (124,040)     125,007     112,114
                                           -------      -------     -------
        Total adjustments                  251,947      601,364     (25,542)
                                           -------      -------     -------
Net Cash Provided By
  Operating Activities                     266,213      504,148     (87,487)
                                           -------      -------     -------
Cash Flows From Investing Activities
  Issuance of notes receivable                   -            -     (84,500)
  Payments on notes receivable              47,899       35,372       1,229
  Proceeds from sale of fixed assets             -            -     330,363
  Capital expenditures                    (161,535)    (330,331)   (361,320)
                                           -------      -------     -------
     Net cash used in
       investing activities               (113,636)    (294,959)   (114,228)
                                           -------      -------     -------
Cash Flows From Financing Activities
  Issuance of long-term debt               100,000      116,400     537,546
  Principal payments of long-term debt    (413,729)    (300,188)   (278,157)
                                           -------      -------     -------
     Net cash provided by (used in)
       financing activities               (313,729)    (183,788)    259,389
                                           -------      -------     -------


                     UPTOWNER INNS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended June 30, 2001, 2000 and 1999
                                 (Continued)


                                             2001         2000        1999
                                             ----         ----        ----
Net Increase (Decrease) in Cash and
  Cash Equivalents                        (161,152)      25,401     232,648

Cash and Cash Equivalents at Beginning
  of Year                                  348,064      322,663      90,015
                                           -------      -------     -------

Cash and Cash Equivalents at End of
  Year                                    $186,912     $348,064    $322,663
                                           =======      =======     =======


Supplemental Disclosure of Cash
  Flow Information

Cash Paid During the Year for:
   Interest                               $826,622     $700,828    $658,482

Supplemental Schedule of Noncash Investing and Financing Activities


The company purchased land and building for $364,500. In conjunction with the acquisition, liabilities were assumed for $272,935 and a note issued for $91,565.

                      UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001


1.   Summary of significant accounting policies:

     A.  Principles of consolidation:

            The consolidated financial statements include the accounts of Uptowner Inns, Inc. and its subsidiary after elimination of all material intercompany balances and transactions. The wholly owned subsidiary has had no activity since 1981.


     B.  Business activity:

            The Company operates two (2) motor inns in Huntington, West Virginia, known as Holiday Inn Hotel & Suites and Uptowner Inns. The Holiday Inn Hotel & Suites includes dining and banquet facilities and both motor inns include a lounge. In addition, the Company operates apartment buildings and rental properties located in Huntington, West Virginia.


     C.  Inventories:

            Inventories are stated at the lower of cost or market on the first-in, first-out method.


     D.  Property and equipment:

            Property and equipment are stated at cost with depreciation being provided on the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements         10 - 40 years
          Furniture and equipment             3 - 10 years

            Repairs, maintenance and renewals are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.


E.  Income taxes:

            The income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to different methods of depreciation for book and tax purposes and net operating loss carryovers. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely or not.

                      UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001


1.   Summary of significant accounting policies (Cont'd):


     F.  Per share computations:

            Income per share computations are based on the weighted average number of common shares outstanding during the year. The average number of shares outstanding was 1,583,563 for 2001, 2000 and 1999.


     G.  Cash and cash equivalents:

            For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.


     H.  Use of estimates:

            The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.


     I.  Capitalized interest:

            Interest costs are capitalized when proceeds are used to finance the construction of assets. Capitalized interest for fiscal year ending June 30, 1999 was $66,944.


     J.  Advertising:

            Advertising costs are charged to operations as incurred.


     K.  Amortization:

           The costs of franchise rights acquired are being amortized on the straight-line method over their remaining contractual lives. Fees and other expenses associated with the debt refinancing are being amortized on the straight-line method over the life of the loan. Amortization expense charged to operations for the fiscal years ending June 30, 2001, 2000 and 1999 was $27,571, $15,774 and $11,416, respectively.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001


2.   Long-term debt:

            The long-term debt of the Company at June 30, 2001 and
2000 consisted of:
                                              2001                2000
                                              ----                ----
Notes payable to financial institutions:
---------------------------------------

Prime plus 1% installment note due a
financial institution secured by a credit
line deed of trust, principal and interest
payable at $33,901 per month until
January 2008                                $3,527,675         $3,588,850

Prime plus 1% note due a financial
institution, secured by a second deed of
trust, interest payable monthly, principal
payable upon demand                            749,048            749,048

8.7% installment note due a financial
institution, secured by a vehicle,
payable at $634 per month including
interest, until July 2004                       20,501             26,056

8.75% installment note due a financial
institution, secured by a vehicle,
payable at $376 per month including
interest, until April 2003                       7,583             11,521

Note due a financial institution,
secured by deed of trust, payable at
$17,268 per month including interest,
current interest rate 9.42%, variable
interest rate based upon the three
year constant maturity Treasury Bill
rate (charge will not occur more
often than every three years) until
December 2014*                               1,570,167          1,626,653

8.75% note due a financial institution,
secured by property owned by an officer
of the Company, payable in full by
December 2001                                  100,000                  -




                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001


2.   Long-term debt (Cont'd):

Notes payable to financial
 Institutions (Cont'd):                       2001                2000
--------------------------                    ----                ----

10% term loan, due a financial
institution, secured by certain assets
of an entity controlled by an officer
of the Company; payable at $1,068
per month, including interest, until
August, 2004                                $   34,669        $         -

Prime plus 1% installment note with a
floor of 8%, due a financial institution,
secured by a deed of trust, payable
at $3,342 per month, including
interest, until April, 2002                    177,569                  -

Prime plus 2% demand note due a
financial institution, secured by
a certain assets of an entity
controlled by an officer of the
Company, interest only payments                 46,962                  -

Other notes payable:
-------------------

10% mortgage note due an individual,
secured by a deed of trust, payable at
$733 per month, including interest,
until June 2002                                  9,125             16,602

2% note due City of Huntington, secured
by a second deed of trust, payable at
$2,024 per month, including interest,
until January 2008                             151,425            174,195

8.5% note due the Huntington Urban
Renewal Authority of Huntington, secured
by a deed of trust, payable at $3,825
per month interest only, and final
installment of all principal and accrued
interest then outstanding due and payable
February 2004**                                445,483            473,086





                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 2001


2.   Long-term debt (Cont'd):

Other notes payable (Cont'd)                    2001               2000
-------------------                             ----               ----

5.5% mortgage note due to the West
Virginia Housing Development Fund,
secured by a deed of trust, payable
at $3,070 per month, including
interest, until November 2018**                412,310            426,065

6% note due an individual, payable
at $3,559, including interest,
until July, 2002                                44,681                  -

9.25% note due related company,
due October 2004                                24,554             24,554

6% promissory note due a related
company, secured by a deed of
trust, due April 2002, including
interest.                                       66,546                  -

10% note due an individual,
interest payable annually                            -             47,810

Capitalized lease obligations:
-----------------------------

Capital lease obligations - Note 3             648,163            821,250
                                             ---------          ---------
                                             8,036,461          7,985,690
Less current portion                         1,400,385          1,109,220
                                             ---------          ---------
                                            $6,636,076         $6,876,470
                                             =========          =========

       * As part of the debt agreement, deposit will be made monthly into an escrow account to be used as a reserve for repairs and capital improvements. At June 30, 2001 and 2000, the balance in the escrow account is $5,249 and $5,169, respectively.

** As part of the debt agreement, the Company shall deposit any proceeds from the sale of surplus real estate into an escrow account. At the end of each quarter, 75% of proceeds will remain in the escrow account for working capital, and 25% will be sent to the Huntington Renewal Authority to reduce the debt. At June 30, 2001 and 2000, the balance in the escrow account is $-0- and $68,086, respectively.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001


2.   Long-term debt (Cont'd):


       *** As part of the debt agreement, various escrows are required to cover real estate taxes, hazard insurance, replacement reserve, other interest and replacement reserve interest. At
June 30, 2001 and 2000, the balance in the escrow is $29,321 and $24,623, respectively.


       Maturities of long-term debt, including debt to related parties and capital lease obligations during the next five years ending
June 30 and thereafter are as follows:

                2002                              $1,400,385
                2003                                 432,728
                2004                                 833,788
                2005                                 245,918
                2006                               3,516,088
                Thereafter                         1,607,554
                                                   ---------
                                                  $8,036,461
                                                   =========


3.   Capital leases:

       The Company is the lessee of building, furniture and equipment under capital leases expiring in various years through September 2004. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended June 30, 2001, 2000 and 1999.

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001

3.   Capital leases (Cont'd):

Following is a summary of property held under capital leases at June
30:

                                                     2001         2000
                                                     ----         ----
Building improvements                           $  109,461   $  109,461
Furniture and equipment                            973,703      973,703
                                                 ---------    ---------

                                                 1,083,164    1,083,164
Less accumulated depreciation                      311,092      205,826
                                                 ---------    ---------

                                                $  772,072   $  877,338
                                                 =========    =========

       Minimum future lease payments under capital leases as of June 30, 2001 for each of the next five years and in the aggregate are as follows:

                2002                              $269,130
                2003                               264,666
                2004                               210,304
                2005                                34,939
                                                   -------

                                                   779,039
                Less amount representing
                 interest                          130,876
                                                   -------

                   Present value of net
                    minimum lease payment         $648,163
                                                   =======

        Interest rates on capitalized leases vary from 11.4% to 22.7% and are imputed based on the lower of Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001


4.   Related party transactions:

       During the year ended June 30, 2001, the Company acquired assets from an entity that is controlled by the Company's chief executive officer and stockholder. The assets acquired are being actively marketed for sale and are reflected in the consolidated balance sheet as property held for sale. The carrying value is reflected at the lower of cost or market consisting of land and building of $59,310 and $270,190, respectively. In addition, an investment was acquired in the amount of $35,000. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. As of June 30, 2001, the balance of the promissory note is $66,546 and is included in Note 2.

       During the year ended June 30, 2001, the Company renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the year ending June 30, 2001. As of June 30, 2001 and 2000, the balance of the note payable is $44,681 and $47,810, respectively and is included in Note 2.

       In addition, the Company has a note payable due an entity that is controlled by a major stockholder. The note is due October 2004 at an interest rate of 9.25%. The balance of this note at June 30, 2001 and 2000 is $24,554. and is included in Note 2.


       Interest expense relating to the above debt for the years ended June 30, 2001, 2000 and 1999 is $3,753, $4,781, and $4,781, respectively.



5.   Income taxes:

       The Company did not provide any current or deferred federal or state income tax provision or benefit for all periods presented. This differs from applying the federal statutory rate of 34% to income (loss) before income taxes. The difference represents the recognition of a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

       The Company has utilized the operating loss carryforward, and has reduced the unused operating loss carryforwards due to expire in June 30, 2002.

       The Company has available at June 30, 2001, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 2001

5. Income taxes (Cont.'d)

                                          Unused Operating Loss
          Expiration Date                    Carryforwards
          ---------------                    -------------
            June 30, 2002                      $  7,578
            June 30, 2003                       433,830
            June 30, 2004                       245,295
            June 30, 2005                       128,142
            June 30, 2006                       147,900
            June 30, 2007                        78,505
            June 30, 2008                        18,147
            June 30, 2009                        70,932
            June 30, 2010                             -
            June 30, 2011                         3,816
            June 30, 2012                         1,150
            June 30, 2013                       199,619
            June 30, 2019                        54,375
            June 30, 2020                       165,986
            June 30, 2021                         1,341

       Significant components of the Company's deferred tax assets and liabilities as of June 30, 2001 and 2000 are as follows:

                                               2001         2000
                                               ----         ----
Deferred tax assets:
  Net operating loss                        $ 529,249      $ 533,352
  Contribution carryforward                     1,634            965
                                              -------        -------

     Total deferred tax assets                530,883        534,317

Deferred tax liabilities:
  Depreciation and amortization              (472,828)      (470,259)
                                              -------        -------

     Net deferred tax assets                   58,055         64,058

Valuation allowance for deferred
 tax assets                                   (58,055)       (64,058)
                                              -------        -------

     Net deferred tax assets                $       -      $       -
                                              =======        =======

                                   -27-

                    UPTOWNER INNS, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001


6.   Contingencies, risks and uncertainties:

       A $10 million suit in which the Uptowner Inns, Inc. was a defendant was previously filled by an individual who was severely injured in an auto accident by a patron of the lounge. During the year ended June 30, 2001, the court has issued a summary judgment in this suit and accordingly this suit has been dismissed.

       The Company is involved in various other claims and legal proceedings in the ordinary course of business, the resolution of which management believes will not have a material effect on the Company's business or financial condition.

       The Company maintains cash balances at a bank. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances were in excess of federally insured limits.

       Included in the accompanying balance sheet is net property and equipment related to the Uptowner Inn facility with a carrying value of approximately $1.9 million at June 30, 2001. Due to the underutilization of the facility resulting, in part, from increased competition, management is evaluating alternative uses for the facility. In the event an acceptable alternative use cannot be implemented, management may opt to sell the property. Any of the alternatives pursued could potentially result in an impairment adjustment, and/or reclassification in the consolidated balance sheet.


7.   Commitments:

       On June 28, 2000, the Uptowner Inns, Inc. entered into a franchise agreement for the construction of a new Holiday Inn Express Hotel & Suites in the amount of $50,000. This agreement states specific requirements for completion of the hotel and approval before opening no later than June 28, 2002.

                    UPTOWNER INNS, INC. AND SUBSIDIARIES

                                 PART III


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES:
           ----------------------------------------------------------

       Information required by Part III, Item 9 is included in Form 8-K filed by the registrant on March 30, 2001. In July the registrant engaged J.D. Cloud & Co. L.L.P., Cincinnati, Ohio as the certifying accountant.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:
           --------------------------------------------------

       The information required by Item 10, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the captions "Election of Directors" and "Executive Officers of the Company" and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION:
           ----------------------

       The information required by Item 11, Part III, will be set forth in the definitive proxy statement to be filed by the registrant, pursuant to Regulation 14A, under the caption "Remuneration of Directors and Executive Officers", and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
           --------------------------------------------------------------

       (a) The registrant has issued only one type of security, namely, common capital stock. The following table sets forth certain information as to the persons and groups who are known to the registrant to be the beneficial owners of more than five percent of its voting securities.

Title of          Name and Address        Amount and Nature of    Percent
  Class          of Beneficial Owner      Beneficial Ownership    of Class
  -----          ------------------       --------------------    --------
Common          Violet Midkiff            567,562  Direct and      35.8%
                922 Eleventh Street                 Indirect
                Huntington, West Virginia

Common          Carl Midkiff               75,318  Direct and       4.8%
                2619 Raceview Drive                 Indirect
                Ona, West Virginia

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:
            (Continued)
           --------------------------------------------------------------


       (b) The following table sets forth certain information as to each class of equity securities of the registrant beneficially owned by all directors and officers of the registrant as a group.

Title of          Name and Address        Amount and Nature of    Percent
  Class          of Beneficial Owner      Beneficial Ownership    of Class
  -----          ------------------       --------------------    --------
Common          Violet Midkiff            567,562  Direct and      35.8%
                                                    Indirect

Common          Louis Abraham               3,656  Direct           4.8%

Common          Carl Midkiff               75,318  Direct and        .2%
                                                    Indirect

Common          Five Officers and         646,536  Direct and      40.8%
                 Directors as an                    Indirect
                 Group

       (c) There is no arrangement, known to the registrant, the operation of which may at a subsequent date result in a change in control of the registrant.



ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:
           ----------------------------------------------

       During the year ended June 30, 2001, the registrant acquired assets from an entity that is controlled by the registrant's president and stockholder. The assets acquired are being actively marketed for sale and are reflected in the consolidated balance sheet as property held for sale. The transfer price of these assets was based on an independent appraisal obtained earlier in the year discounted for changes in market conditions. The carrying value as reflected at the lower of cost or market (consisting of land and building of $59,310 and $270,190, respectively). In addition, an investment was acquired in the amount of $35,000. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. As of June 30, 2001, the balance of the promissory note is $66,546.

           ----------------------------------------------


       During the year ended June 30, 2001, the registrant renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the year ending June 30, 2001. As of June 30, 2001 and 2000, the balance of the note payable is $44,681 and $47,810, respectively.

       In addition, the registrant has a note payable due an entity that is controlled by a major stockholder. The note is due October 2004 at an interest rate of 9.25%. The balance of this note at June 30, 2001 and 2000 is $24,554.

       Interest expense relating to the above debt for the years ended June 30, 2001, 2000 and 1999 is $3,753, $4,781 and $4,781, respectively.

       During the year ended June 30, 2001, the registrant paid Insurance Systems, Inc. a total of $79,911. A board member is part owner of Insurance Systems, Inc.

                                  PART IV

                    UPTOWNER INNS, INC. AND SUBSIDIARIES


ITEM 14   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

(A)(1) Financial Statements - See Index to Consolidated Financial Statements on page 13 of this Form 10-K:


(A)(2)    Financial Statement Schedules:

            None


(A)(3)    Exhibits:

            (21)  Subsidiaries of Uptowner Inns, Inc.

            All other required exhibits are incorporated in the Registration Statement Number 2-90194 of Uptowner Inns, Inc.

            A Form 8-K was filed on March 30, 2001 regarding a change in independent accountants.

                  UPTOWNER INNS, INC. AND SUBSIDIARIES



       Exhibit 21 - Subsidiaries of Uptowner Inns, Inc.
       ------------------------------------------------

           *  Motel & Restaurant Supply
              100% Owned Subsidiary
              Incorporated in the State of West Virginia




     * Represents a Corporation which had no activity during fiscal year June 30, 2001, 2000 or 1999

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

                                    By  /s/ Louis Abraham
                                      ---------------------------------
                                       Louis Abraham, Vice President
                                         and Director
                                       November 2, 2001


                                    By  /s/ David Robinson
                                      ---------------------------------
                                       David Robinson, Treasurer and
                                         Director
                                       November 2, 2001


                                    By  /s/ Carl E. Midkiff
                                      ---------------------------------
                                       Carl E. Midkiff, Secretary and
                                         Director
                                       November 2, 2001


                                    By  /s/ Hobart Adkins
                                      ---------------------------------
                                       Hobart Adkins, Director
                                       November 2, 2001