Form 10-K/A
period 2001-06-30
UPTOWNER INNS INC
filed 2001-11-02
CIK 102267

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

                          UPTOWNER INNS, INC.
                    For the Year Ended June 30, 2000
                            Table of Contents

                             PART I
                                                                  Page
                                                                  ----
  Item 1:   Business                                               3-4
  Item 2:   Properties                                             4-5
  Item 3:   Legal Proceedings                                       6
  Item 4:   Submission of Matters to a Vote of Security Holders     6

                            Part II
                            -------
  Item 5:   Market for Registrant's Common Stock and Related
             Security Holder Matters                                6
  Item 6:   Selected Financial Data                                6-7
  Item 7:   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                   8-12
  Item 8:   Financial Statements                                  13-29
  Item 9    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosures                   30

                            Part III
                            --------
  Item 10:  Directors and Executive Officers of the Registrant     30
  Item 11:  Executive Compensation                                 30
  Item 12:  Security Ownership of Certain Beneficial Owners
             and Management                                      30-31
  Item 13:  Certain Relationships and Related Transactions       31-32

                            Part IV
                            -------
  Item 14:  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                   33

  Signatures                                                       34


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

                  UPTOWNER INNS, INC. AND SUBSIDIARIES


Item 8.   FINANCIAL STATEMENTS:
          --------------------

     Financial Statements:
                                                                      PAGE
     Uptowner Inns, Inc. and Subsidiaries

       Opinion of Independent Certified Public Accountant for
          The Year Ended June 30, 2001                                 14

       Opinion of Independent Certified Public Accountant for
          The Year Ended June 30, 2000 and 1999                        15

       Consolidated Balance Sheets as of June 30, 2001 and 2000        16

       Consolidated Statement of Operations for the
          Year Ended June 30, 2001, 2000 and 1999                      17

       Consolidated Statement of Stockholders' Equity
          for the Year Ended June 30, 2001, 2000 and 1999              18

       Consolidated Statement of Cash Flows for the
          Year Ended June 30, 2001, 2000 and 1999                      19

       Notes to Consolidated Financial Statements                    20-29

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

                                   -18-

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

                                   -28-

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