Form 10-Q
period 2001-09-30
UPTOWNER INNS INC
filed 2002-09-27
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2001, COMMISSION FILE NUMBER 0-1957


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


      Class                            Outstanding at September 30, 2001
      ______                           _______________________________

Common Stock - $.50 par value          1,583,563 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT SEPTEMBER 30, 2001 and JUNE 30, 2001



                                         ASSETS

                                September 30,        June 30,
                                    2001              2001
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    145,596   $    186,912
  Accounts and notes receivable        51,379         72,830
  Inventories                           7,847          7,715
  Prepaid expenses                     28,896         48,392
  Property held for sale              327,811        327,811

  Total current assets                561,529        643,660


Property, Plant and Equipment:
  Land                              1,529,252      1,519,252
  Building and improvements        10,682,971     10,680,357
  Furniture and equipment           2,765,296      2,761,410


  Less accumulated
  depreciation
  and amortization                  4,955,751      4,846,594

  Property, plant and
  equipment - net                  10,021,768     10,114,425

Other Assets:
    Deposits and other                208,287        141,837

Total Assets                     $ 10,791,584   $ 10,899,922


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT SEPTEMBER 30, 2001 and JUNE 30, 2001



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 September 30,        June 30,
                                     2001              2001
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   220,093     $   232,588
  Accrued liabilities                  191,352         200,484
  Taxes other than Federal
   income taxes                        339,245         313,480
  Current portion of long-term
    debt                             1,408,700       1,400,385

     Total current liabilities       2,159,390       2,146,937


Long-Term Liabilities:
  Notes and mortgages payable        6,475,625       6,636,076

     Total liabilities               8,635,015       8,783,013


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    332,497         292,837

    Total stockholders' equity       2,156,569       2,116,909

Total Liabilities and
Stockholders' Equity               $10,791,584     $10,899,922



(a) Financial information as of June 30, 2001 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
            For the three months ended September 30, 2001 and 2000


                                       2001           2000

Revenues:
  Rooms                          $   902,440    $ 1,002,953
  Food and beverage                   36,498         69,656
  Telephone                            7,315         15,484
  Rents                               54,337         54,403
  Other                                7,974          5,379

     Total revenues                1,008,564      1,147,875

Costs and Expenses:
  Operating Departments:
    Cost of sales                     39,862         60,958
    Salaries and wages               242,807        258,413
    Other                             66,225         61,346
  General and Administrative          61,739         85,029
  Advertising                         60,041         68,733
  Utilities                           66,117         67,364
  Repairs and Maintenance             25,218         30,065
  Interest                           185,757        186,014
  Taxes and licenses                  93,686        104,864
  Insurance                           18,295         16,077
  Depreciation and Amortization      109,157        104,903

     Total costs and expenses        968,904      1,043,766

     Operating income                 39,660        104,109

Other Income:
  Interest income                          -             59

     Total other income                    -             59

Net Income before Income
  Taxes                               39,660        104,168

Income Taxes                               0              0

Net Income                       $    39,660     $  104,168

Earnings per Share               $       .03     $      .07

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the three months ended September 30, 2001 and 2000


                                                2001           2000

Cash Flows From Operating Activities:
Net income                                $    39,660   $    104,168

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               109,157        104,903
  (Increase) decrease in deposits             (66,450)         3,616
(Increase) decrease in current assets:
  Accounts receivable                          21,451        (67,808)
  Inventories                                    (132)         8,713
  Prepaid expenses                             19,496         20,148
Increase (decrease) in current
liabilities:
  Accounts payable                            (12,495)      (129,566)
  Accrued liabilities                          (9,132)           173
  Taxes other than Federal income tax          25,765         19,433

Total adjustments                              87,660        (40,388)

Net Cash Provided By Operating Activities  $  127,320    $    63,780


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the three months ended September 30, 2001 and 2000



                                                       2001           2000

Cash Flows From Investing Activities:
  Capital Expenditures                           $   (16,500)    $   (57,030)

     Net cash used in investing activities           (16,500)        (57,030)

Cash Flows From Financing Activities:
  Loan proceeds                                            0               0
  Payment on notes and mortgages                    (152,136)        (97,105)

     Net cash used in
     financing activities                           (152,136)        (97,105)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               (41,316)        (90,355)

Cash and Cash Equivalents at Beginning of Year       186,912         348,064

Cash and Cash Equivalents at End of Period       $   145,596     $   257,709


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   174,286     $   184,819












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001



1.  BASIS OF PRESENTATION
The financial statements presented reflect Uptowner Inns, Inc. and its consolidated subsidiary, Motel and Restaurant Supply.

The foregoing statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 2001.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2001

2.  CONTINGENCY

None.

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


RESULTS OF OPERATION

     Due to the decline in the Huntington market, room revenues decreased 10.2%. The entire hotel market fell during this quarter and continued to fall after September 11. Much of this decline in the market specific to the registrant was due to a Pepsi Company strike that generated a great number of rooms during this same quarter in the previous year. The 47.6% decrease in food and beverage is attributed to the elimination of the Uptowner Inn restaurant facility in late August of 2000. The restaurant facility had been losing money for several years and a decision was made to close down the facility to help generate additional cash flow.

     Expenses are down 7.2% overall due to the decreased occupancy. The general and administrative decrease of 27.4% is primarily the result of less legal and accounting fees due to the settlement of cases during the year ended June 30, 2001.


LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has slightly decreased from .30 at June 30, 2001 to ..26 at September 30, 2001. This decline is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation. The Holiday Inn property continues to generate revenues that are sufficient to cash flow the Uptowner Inn facility. Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the second quarter of the fiscal year ending June 30, 2002.


CAPITAL RESOURCES

     The registrant has no plans at this time for any material commitments for capital expenditures.

                     UPTOWNER INNS, INC. AND SUBSIDIARY


PART II:  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None

     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2001.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl Midkiff,
                                         CEO and Secretary
		       September 27, 2002




		By /s/ David Robinson,
                                         Treasurer
		       September 27, 2002