Form 10-Q
period 2001-12-31
UPTOWNER INNS INC
filed 2002-09-27
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 2001, COMMISSION FILE NUMBER 0-1957


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


      Class                            Outstanding at December 31, 2001
      ______                           _______________________________

Common Stock - $.50 par value          1,583,563 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT DECEMBER 31, 2001 and JUNE 30, 2001



                                         ASSETS

                                December 31,        June 30,
                                    2001              2001
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $     69,468   $    186,912
  Accounts and notes receivable        98,409         72,830
  Inventories                           7,595          7,715
  Prepaid expenses                     24,341         48,392
  Property held for sale              327,811        327,811

  Total current assets                527,624        643,660


Property, Plant and Equipment:
  Land                              1,539,252      1,519,252
  Building and improvements        10,680,357     10,680,357
  Furniture and equipment           2,766,780      2,761,410


  Less accumulated
  depreciation
  and amortization                  5,065,072      4,846,594

  Property, plant and
  equipment - net                   9,921,317     10,114,425

Other Assets:
    Deposits and other                203,238        141,837

Total Assets                     $ 10,652,179   $ 10,899,922


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT DECEMBER 31, 2001 and JUNE 30, 2001



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 December 31,        June 30,
                                     2001              2001
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   191,744     $   232,588
  Accrued liabilities                  260,671         200,484
  Taxes other than Federal
   income taxes                        378,285         313,480
  Current portion of long-term
    debt                             1,409,378       1,400,385

     Total current liabilities       2,240,078       2,146,937


Long-Term Liabilities:
  Notes and mortgages payable        6,339,722       6,636,076

     Total liabilities               8,579,800       8,783,013


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    248,307         292,837

    Total stockholders' equity       2,072,379       2,116,909

Total Liabilities and
Stockholders' Equity               $10,652,179     $10,899,922



(a) Financial information as of June 30, 2001 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and six months ended December 31, 2001 and 2000

                                     Three Months Ended      Six Months Ended
                                       2001         2000        2001        2000

Revenues:
  Rooms                          $   750,861  $   849,760  $ 1,653,301  $ 1,852,713
  Food and beverage                   29,411       37,962       65,909      107,618
  Telephone                            2,079       12,385        9,394       27,869
  Rents                               53,366       50,509      107,703      104,912
  Other                                6,567        6,256       14,541       11,635

     Total revenues                  842,284      956,872    1,850,848    2,104,747

Costs and Expenses:
  Operating Departments:
    Cost of sales                     31,090       44,151       70,952      105,109
    Salaries and wages               197,032      232,129      439,839      490,542
    Other                             64,882       73,638      131,107      134,984
  General and Administrative          85,991       94,978      147,730      180,007
  Advertising                         51,232       76,603      111,273      145,336
  Utilities                           57,165       54,910      123,282      122,275
  Repairs and Maintenance             28,655       24,274       53,873       54,339
  Interest                           200,661      196,651      386,418      382,665
  Taxes and licenses                  82,150       93,018      175,836      197,882
  Insurance                           18,295       10,718       36,590       26,795
  Depreciation and Amortization      109,321      104,903      218,478      209,805

     Total costs and expenses        926,474    1,005,973    1,895,378    2,049,739

     Operating income (loss)         (84,190)     (49,101)     (44,530)      55,008

Other Income:
  Interest income                          0           60            0          119

     Total other income                    0           60            0          119

Net Income (Loss) before Income
  Taxes                              (84,190)     (49,041)     (44,530)      55,127

Income Taxes                               0            0            0            0


Net Income (Loss)                $   (84,190)   $ (49,041)  $  (44,530) $    55,127

Earnings (Loss) per Share        $     (0.05)   $    (.03)  $     (.03) $       .03

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the six months ended December 31, 2001 and 2000


                                                2001           2000

Cash Flows From Operating Activities:
Net income                                $   (44,530)  $     55,127

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               218,478        209,805
  (Increase) decrease in deposits             (61,401)         7,233
(Increase) decrease in current assets:
  Accounts receivable                         (25,579)        (1,573)
  Inventories                                     120          8,720
  Prepaid expenses                             24,051          9,220
Increase (decrease) in current
liabilities:
  Accounts payable                            (40,844)         8,403
  Accrued liabilities                          60,187          9,272
  Taxes other than Federal income tax          64,805       (133,123)

Total adjustments                             239,817        117,957

Net Cash Provided By Operating Activities  $  195,287    $   173,084


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the six months ended December 31, 2001 and 2000



                                                       2001           2000

Cash Flows From Investing Activities:
  Capital Expenditures                           $   (25,370)    $   (75,783)

     Net cash used in investing activities           (25,370)        (75,783)

Cash Flows From Financing Activities:
  Loan proceeds                                            0               0
  Payment on notes and mortgages                    (287,361)       (174,328)

     Net cash used in
     financing activities                           (287,361)       (174,328)

Net Increase (Decrease) in Cash
  and Cash Equivalents                              (117,444)        (77,027)

Cash and Cash Equivalents at Beginning of Year       186,912         348,064

Cash and Cash Equivalents at End of Period       $    69,468         271,037


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   337,920     $   380,274












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2001



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

                          December 31, 2001

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



RESULTS OF OPERATION

   THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

     Due to the decline in the Huntington market, room revenues decreased 11.6% in the three months ended December 31, 2001 relative to the comparable period in 2000. The average occupancy percentage for the three months ended December 31, 2001 was 62.63%, a decrease of 5.92% relative to the comparable period in 2000. This decline is due largely in part to the events surrounding the September 11 terrorist attacks. The 22.5% decrease in food and beverage revenues in the quarter ended December 31, 2001 relative to the comparable period in 2000, is relative to the decline in room sales.

          Costs and expenses decreased 7.9% from 2000. Salaries decreased 15.1% due to the decline in room sales. Advertising has decreased 33.1% in the three months ended December 31, 2001 relative to the comparable period in 2000. This decrease is due largely to the increased advertising and marketing efforts that took place in the first couple of years that the property was open. Insurance has increased 70.7% due to the rate increases passed down by the Insurance industry. The Holiday Inn Hotel and Suites project continues to do better than early projections had suggested. The Star Report, generated by Smith Travel Research, shows the Holiday Inn Hotel and Suites is continuing to increase their market share in the Huntington area.

   SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

      Room Revenues have decreased by 10.8% in the six months ended December 31, 2001 relative to the comparable period in 2000. Food and Beverage revenues have decreased by 38.8% in the six months ended December 31, 2001 relative to the comparable period in 2000. These differences, as well as the variances in expenses, are due to the explanations above for the three month period ending December 31, 2001.


LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has slightly decreased from .30 at June 30, 2001 to ..24 at December 31, 2001. This decline is a result of continued under-utilization of the Uptowner Inn facility coupled with the costs necessary to maintain the operation. Management is currently evaluating alternatives for the Uptowner Inn facility, and expects to have a plan in place by the third quarter of the fiscal year ending June 30, 2002.


CAPITAL RESOURCES

     The registrant has no plans at this time for any material commitments for capital expenditures.

                     UPTOWNER INNS, INC. AND SUBSIDIARY


PART II:  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             None

     b. The Company was not required to file Form 8-K for the quarter ended December 31, 2001.

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