Form 10-Q
period 2002-03-31
UPTOWNER INNS INC
filed 2002-09-27
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2002, COMMISSION FILE NUMBER 0-1957


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


      Class                            Outstanding at March 31, 2002
      ______                           _______________________________

Common Stock - $.50 par value          1,583,563 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT MARCH 31, 2002 and JUNE 30, 2001



                                         ASSETS

                                  March 31,         June 30,
                                    2002              2001
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    819,122   $    186,912
  Accounts and notes receivable       184,532         72,830
  Inventories                           7,507          7,715
  Prepaid expenses                     77,397         48,392
  Property held for resale            330,052        327,811

  Total current assets              1,418,610        643,660


Property, Plant and Equipment:
  Land                              1,529,252      1,519,252
  Building and improvements        10,755,637     10,680,357
  Furniture and equipment           2,812,355      2,761,410
  Construction in progress             37,434              -

  Less accumulated
  depreciation
  and amortization                  5,174,393      4,846,594

  Property, plant and
  equipment - net                   9,960,285     10,114,425

Other Assets:
    Deposits and other                193,112        141,837

Total Assets                     $ 11,572,007   $ 10,899,922


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT MARCH 31, 2002 and JUNE 30, 2001



                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,         June 30,
                                     2002              2001
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   270,239     $   232,588
  Accrued liabilities                  134,812         200,484
  Taxes other than Federal
   income taxes                        283,191         313,480
  Current portion of long-term
    debt                               272,093       1,400,385

     Total current liabilities         960,335       2,146,937


Long-Term Liabilities:
  Notes and mortgages payable        8,663,284       6,636,076

     Total liabilities               9,623,619       8,783,013


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    124,316         292,837

    Total stockholders' equity       1,948,388       2,116,909

Total Liabilities and
Stockholders' Equity               $11,572,007     $10,899,922



(a) Financial information as of June 30, 2001 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and nine months ended March 31, 2002 and 2001

                                    Three Months Ended        Nine Months Ended
                                 3/31/02      3/31/01      3/31/02     3/31/01

Revenues:
  Rooms                         $   695,021  $   826,996  $ 2,348,322  $ 2,679,709
  Food and beverage                  22,809       41,502       88,718      149,120
  Telephone                          29,694       13,267       39,088       41,136
  Rents                              57,394       54,146      165,097      159,058
  Other                              19,512        4,947       34,052       16,582

     Total revenues                 824,430      940,858    2,675,277    3,045,605

Costs and Expenses:
  Operating Departments:
    Cost of sales                    60,055       43,927      131,006      149,036
    Salaries and wages              187,077      216,616      626,915      707,158
    Other                            92,249       73,480      223,355      208,464
  General and Administrative         96,103       63,747      243,832      243,754
  Advertising                        55,187       67,863      166,460      213,199
  Utilities                          64,822       66,293      188,104      188,567
  Repairs and Maintenance            15,147       23,359       69,020       77,698
  Interest                          149,821      187,059      536,239      569,724
  Taxes and licenses                100,568       91,384      276,404      289,266
  Insurance                          18,295       21,436       54,885       48,231
  Depreciation and Amortization     109,321      116,683      327,799      326,489

     Total costs and expenses       948,645      971,847    2,844,019    3,021,586

     Operating income (loss)       (124,215)     (30,989)    (168,742)      24,019

Other Income:
  Interest income                       221        1,124          221        1,243

     Total other income                 221        1,124          221        1,243

Net Income (Loss) before Income
  Taxes                            (123,994)     (29,865)    (168,521)      25,262

Income Taxes                              0            0            0            0


Net Income (Loss)               $  (123,994)   $ (29,865)  $ (168,521) $    25,262

Earnings (Loss) per Share       $     (0.08)   $    (.02)  $     (.11) $       .02

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

              For the nine months ended March 31, 2002 and 2001


                                                2002           2001

Cash Flows From Operating Activities:
Net income                                $  (168,521)   $    25,262

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               327,799        326,488
  (Increase) decrease in deposits             (51,274)        15,543
(Increase) decrease in current assets:
  Accounts receivable                        (111,703)       (14,405)
  Inventories                                     208          4,682
  Prepaid expenses                            (29,006)        20,696
Increase (decrease) in current
liabilities:
  Accounts payable                             37,652        (62,113)
  Accrued liabilities                         (65,672)         8,441
  Taxes other than Federal income tax         (30,289)       (68,665)

Total adjustments                              77,715        230,667

Net Cash Provided By Operating Activities  $  (90,806)   $   255,929


                    UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the nine months ended March 31, 2002 and 2001



                                                       2002           2001

Cash Flows From Investing Activities:
  Capital Expenditures                           $  (175,900)    $  (130,026)

     Net cash used in investing activities          (175,900)       (130,026)

Cash Flows From Financing Activities:
  Loan proceeds                                      979,104         100,000
  Payment on notes and mortgages                     (80,188)       (274,562)

     Net cash used in
     financing activities                            898,916        (174,562)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               632,210         (48,659)

Cash and Cash Equivalents at Beginning of Year       186,912         348,064

Cash and Cash Equivalents at End of Period       $   819,122     $   299,405


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   576,568     $   566,137












         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2002



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

                          MARCH 31, 2000

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



RESULTS OF OPERATION

   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     Due to the closing of the Travelodge property, room revenues have declined 16.0% in the three months ended March 31, 2002 relative to the comparable period in 2001. The decision was made to close down the Travelodge property due to the cash drain for the last several years. Also, the location of this property did not warrant keeping the property open. At one time this was an ideal location, but with the build up of interstate hotels and increased competition in the market, it was not economically feasible to keep the property open. The Star Report, generated by Smith Travel Research, continues to show the Holiday Inn Hotel and Suites increasing their market share in the Huntington area, providing positive cash flow for the Company. The 45.0% decrease in food and beverage revenue in the quarter ended March 31, 2002 relative to the comparable period in 2001, is attributed to the closing of the Travelodge property, thus the closing of the hotel lounge. Cost of sales have increased 123.8% from 2001 due to posting errors corrected in March of 2002. The Holiday Inn Hotel and Suites refinanced for 6.8 million dollars at 8.25%, with a twenty-year amortization and a ten-year balloon. The refinancing will generate approximately $75,000 per year in additional cash flow.

     Total cost and expenses have decreased 2.4% primarily due to interest expense attributed to the refinancing of the Holiday Inn property. Additionally, salaries and wages has decreased 13.6% due to closing of the Travelodge property. General and administrative have increased 50.8% due to increases in legal costs, employee group insurance, and the increased efforts in closing down the Travelodge property.

   NINE MONTHS ENDED MARCH 31, 2002 AND 2001

      Room Revenues have decreased by 12.4% in the nine months ended
March 31, 2002 relative to the comparable period in 2001. Food and beverage revenues have decreased by 40.5% in the nine months ended March 31, 2002 relative to the comparable period in 2001. These differences, as well as the variances in expenses, are due to the explanations above for the three months ending March 31, 2002.




LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has increased from .30 at June 30, 2001 to 1.48 at March 31, 2002. This increase is a result of the refinancing of the Holiday Inn property.

     The Holiday Inn Hotel and Suites refinanced for 6.8 million dollars at 8.25%, with a twenty-year amortization and a ten-year balloon. The refinancing will generate approximately $75,000 per year in additional cash flow.

     On July 3, 2002, the Company closed on the sale of the Uptowner Inn Hotel. Existing loans with balances totaling $1,633,608 as of June 30, 2002 were paid off upon closing. In addition, the Company received cash totaling $63,085.


CAPITAL RESOURCES

     The registrant is in the beginning stages of building a new hotel at the new Kinetic Park project in Huntington, WV. The Kinetic Park project is in the early stages of development, but are in the process of taking bids for the purchase of land within the Park. The registrant is planning on building a Holiday Inn Express at the location, and has obtained approval from Holiday Inn's corporate office to have a franchise at this site.

                  UPTOWNER INNS, INC. AND SUBSIDIARY


PART II:  OTHER INFORMATION



Item 5.  Other Information

a.	Refinancing of Holiday Inn Hotel & Suites for 6.8 million
dollars at 8.25% interest, with a twenty-year amortization and a ten-year balloon.

b.	Sale of Uptowner Motel at 1415 Fourth Avenue, Huntington, WV
for $1,770,072.19.  Closing on July 3, 2002.

	c.  Purchase of Treasury Stock for $10,109.



Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

1 - Bailes, Craig & Yon Letter regarding purchase price per acre at Kinetic Park location.


     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2002.

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