Form 10-K
period 2002-06-30
UPTOWNER INNS INC
filed 2002-10-15
CIK 102267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED JUNE 30, 2002, COMMISSION FILE NUMBER 0-1957



                               UPTOWNER INNS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         West Virginia                                      55-0457171
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)


  1415 4th Avenue, Huntington, West Virginia                   25701
--------------------------------------------------------------------------------
   (Address of Principal Executive Offices)                 (Zip Code)


Registrant's Telephone Number, including area code         (304)  525-8162
                                                         ----------------------


Securities registered pursuant to Section 12 (g) of the Act:
               1,583,563 shares of common stock - $0.50 par value
--------------------------------------------------------------------------------
                                (Title of Class)


                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.

                           Yes         X    No
                ---------           -------

                The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 2002, was $791,782. The book value of stock was used due to the lack of an active market at which to sell the stock.

                As of June 30, 2002, the close of the period covered by this report, the registrant had 1,568,011 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.



                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                Portions of the Registrant's proxy statement to be filed by the registrant, pursuant to Regulation 14A, is incorporated herein by reference in
Part III, Items 10, 11, 12 and 13.

                               UPTOWNER INNS, INC.
                        For the Year Ended June 30, 2002
                                Table of Contents



                                     PART I

                                                                    Page
                                                                    ----

Item 1:    Business                                                    3
Item 2:    Properties                                                4-5
Item 3:    Legal Proceedings                                           6
Item 4:    Submission of Matters to a Vote of Security Holders         6


                                     PART II

Item 5:    Market for Registrant's Common Stock and Related
               Security Holder Matters                                 6
Item 6:    Selected Financial Data                                   6-7
Item 7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                  8-12
Item 8:    Financial Statements                                    13-31
Item 9:    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                   32


                                    PART III

Item 10:   Directors and Executive Officers of the Registrant         32
Item 11:   Executive Compensation                                     32
Item 12:   Security Ownership of Certain Beneficial Owners
               And Management                                      32-33
Item 13:   Certain Relationships and Related Transactions             33


                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports
               On Form 8-K                                            34

Signatures                                                            35

                                     PART I


ITEM 1.         BUSINESS.
                --------

                  (a) Uptowner Inns, Inc.(the "Company" or "registrant"), was incorporated in the State of West Virginia on July 1, 1961. The registrant had operated a 137-room full service hotel, the Uptowner Inn, built in 1962 by the registrant and operated by the registrant, until January 2002. The property was sold in July 2002. In late August 1998, the registrant opened a 135-room Holiday Inn Hotel & Suites facility adjacent to the Huntington Civic Arena. The franchise agreement under which it operates generally requires standard fees for advertising, reservation system, etc.

                  The hotel clientele are predominantly business travelers due to the downtown location. The Holiday Inn Hotel & Suites occupancy for the year averaged 79% with an average room rate of $80. This yielded a revenue for available rooms of $20,736.

                  A wholly owned subsidiary of the registrant, Motel and Restaurant Supply, which was incorporated in the State of West Virginia on July 16, 1966, has had no activity since 1981.

                  Neither the registrant nor its subsidiary have experienced bankruptcy, receivership or similar proceedings; has been involved in a reclassification, merger or consolidation; has acquired or, except as hereinafter set forth, disposed of any material amount of assets otherwise than in the ordinary course of business; or has undertaken any material change in the mode of conducting its business.


                  (b) During fiscal 2002, the registrant was engaged in substantially two lines of businesses, to-wit, the operation of a hotel with dining facilities, and residential/commercial rentals. The income of the registrant from rentals did not exceed ten percent of the consolidated revenue of the registrant and its subsidiaries for years ended June 30, 2002, 2001 and 2000. Consolidated revenue did not exceed $50,000,000, during any of the last three fiscal years.

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

                  At June 30, 2002, the registrant and its subsidiaries employ approximately 50 employees.


                  (c)      The registrant has no foreign operations.

ITEM 2.  PROPERTIES.
         ----------

                  (a) The registrant owned a 137-room, four-story motor hotel known currently as the Uptowner Inn with a swimming pool and a lounge, located in downtown Huntington, West Virginia, at 1415 Fourth Avenue. This property was owned in fee by the registrant. The motor hotel was subject to a mortgage in favor of the City National Bank, Huntington, West Virginia, in the original amount of $1,648,107, payable in monthly installments of $17,268 per month, including interest at 9.42% until December 20, 2002, at which time the variable rate may have changed. The original note of $2,000,000, along with two (2) other promissory notes, were refinanced with the above mentioned note on December 20, 1999. This property was sold on July 3, 2002 for $1,770,073.


                  (b) The registrant owned in fee two lots, used for the over-flow parking, across the street from its main motor hotel at 1432-34 Fourth Avenue, in Huntington, West Virginia. These lots were put up for auction on September 12, 2002 along with the parcel of real estate and building listed at item (j).


                  (c) The registrant owned in fee an undeveloped lot acquired for future development or parking, across an alley from its main motor hotel at 1400 Fifth Avenue in Huntington, West Virginia. The lot was sold on July 3, 2002 with the main motor hotel.


                  (d) The registrant owned in fee two lots immediately west of its motor hotel, 1401 Fourth Avenue, in Huntington, West Virginia, acquired for future development and currently used for parking. This property was subject to a first mortgage in favor of the City National Bank in the original amount of $1,648,107 as noted in Item 2 (a). These lots were sold on July 3, 2002 with the main motor hotel.


                  (e) The registrant owned in fee and operated a 40-unit, two-story apartment building within one city block of the motor hotel, at 1340 Fourth Avenue, in Huntington, West Virginia. The apartment building was sold at auction on September 12, 2002, for $361,000, and will close in October 2002.


                  (f) The registrant owned in fee a lot acquired and used for parking, across the street from its main motor hotel at 1420 Fourth Avenue, in Huntington, West Virginia. This lot was sold at auction on September 12, 2002 along with the three-story building listed at item (g).


                  (g) The registrant owned in fee a lot improved by a three-story building within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia. This property was subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000, 10% interest, maturing June 2002, the balance of which was $1,031 at June 30, 2002. This property is utilized for the corporate offices and rental units. This three-story building was sold at auction on September 3, 2002, for $160,000, and is expected to close in October 2002.

                 (h) The registrant owns in fee a vacant lot on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. The property is currently used as a parking lot until it is deemed beneficial to build and operate a motel in that location.


                  (i) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking. This parcel of real estate was sold at auction on September 3, 2002 with item (g) listed above.


                  (j) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991. This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000, 5.5% rate of interest, maturing November 2018, the balance of which is $399,021 at June 30, 2002. The parcel of real estate, building, and the two lots listed in item (b) were sold at auction on September 12, 2002, for $752,000, and will close in October 2002.


                  (k) The registrant owns in fee a Holiday Inn Hotel & Suites, a 135-room motor hotel, located in downtown Huntington at 800 Third Avenue. The hotel officially opened for business August 28, 1998. The property is subject to a mortgage in favor of the Ohio National Life Insurance Company in the original amount $6,800,000, 8.25% rate of interest and maturing February 2012. The balance of the note is $6,743,270 at June 30, 2002. The facility is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and is used as a major part of marketing for conventions and meetings in the Tri-State area.


                  (l) The registrant acquired assets from an entity that is controlled by the Company's president and stockholder, Carl Midkiff. The assets consist of land, building, and equipment, located in Proctorville, Ohio, and the terms of the transaction were no less favorable than a similar transaction would have been with an unrelated third party. The assets acquired are currently being rented. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. The balance of the liability assumed is $-0- at June 30, 2002, and the balance of the promissory note is $-0- at June 30, 2002.


                  (m) A Letter of Intent between Uptowner Inns, Inc. ("Purchaser") and HADCO ("Seller") was signed on November 16, 2001, for the purchase of 2.2 acres of land at the Kinetic Park Commercial Area for a purchase price of $350,000 per acre. A real estate purchase and sale agreement was signed on August 19, 2002 by and between Huntington Municipal Development Authority ("Seller"), and Uptowner Inns, Inc. ("Purchaser") for the purchase of the above mentioned property. The purchase price for the Land will be $875,000, to be payable at closing. The Purchaser has delivered the sum of $10,000 as a deposit. At the expiration of the Inspection Period, the Purchaser will pay the sum of $50,000 as an additional deposit. The closing of the transaction shall take place at the offices of Huddleston, Bolen, Beatty, Porter & Copen, L.L.P., located at 611 Third Avenue, Huntington, West Virginia 25701, on a mutually acceptable date on or before 45 days from the expiration of the Inspection Period. The Purchaser shall have the right and option for a period of 45 days (the "Inspection Period") commencing on August 19, 2002, to enter the land to conduct physical inspections.


                  Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.

ITEM 3.           LEGAL PROCEEDINGS:
                  -----------------

                  None.





ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
                  ---------------------------------------------------

                  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.



                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                  ---------------------------------------------------------
                  HOLDER MATTERS.
                  --------------

                  (a) There is presently no active trading market for the Company's shares, nor are the prices at which common shares have been traded published by any national securities association or quotation service. The Company is aware of shares traded in the past two years for between $.50 and $.65 per share.


                  (b) As of the 30th day of June 2002, the approximate number of record holders of common stock of the registrant was 1,409.


                  (c) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6.           SELECTED FINANCIAL DATA.
                  -----------------------


                  The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 2002, 2001, 2000, 1999 and 1998 on a scope similar to that set forth in the report included elsewhere in this report. These summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.

                               UPTOWNER INNS, INC.
                             SELECTED FINANCIAL DATA



                             2002            2001           2000            1999           1998
                             ----            ----           ----            ----           ----


Operating Revenues       $  3,533,669     $4,115,146.   $  4,013,489    $  3,357,351   $  1,479,921


Income from Operations        392,339         746,970        603,612         546,029         87,267


Net Income (Loss)            (465,518)         14,266        (97,216)        113,029       (125,643)


Net Income (Loss)
    per share                    (.30)            .01           (.06)            .07           (.08)


Weighted Average
    Number of Shares        1,580,069       1,583,563      1,583,563       1,583,563      1,583,563


Cash Dividends
    Per Share                       -               -              -               -              -


Total Assets               11,129,073      10,899,922     11,059,140      11,141,750     10,878,715


Long-Term Debt              8,542,621       6,636,076      6,876,470       6,913,472      6,931,165


                  The increase in operating revenues and income from operations in 1999, 2000 and 2001 were entirely the result of the opening of the new Holiday Inn Hotel and Suites, which operated for over ten months in 1999 and the full year in 2000 and 2001. The decrease in operating revenues in 2002 is due largely to the closing of the Uptowner Inn facility in January 2002. The income from operations decreased in 2002. The decrease in costs and expenses in 2002 did not decrease in relation to the decrease in revenues in 2002, as noted above. The company ceased doing business, but many expenses continued several months later as part of the process of closing down. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

                  The decrease in net income in 2002 is due to the explanation above, along with the booking of impaired assets and a tax-deferred asset. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset.

                  The increase in long-term debt in 2002 is the result of the refinancing of the Holiday Inn Hotel and Suites. The refinancing was for 6.8 million dollars at 8.25%, with a twenty-year amortization and a ten-year balloon.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS





ASSETS AND LIABILITIES                            2002              2001
----------------------                            ----              ----

Current Assets                                  $2,836,016.       $643,660.
    Percentage Increase (Decrease)                   340.6%           20.8%

Total Assets                                    11,129,073.     10,899,922.
    Percentage Increase (Decrease)                     2.1%           (1.4)%

Total Liabilities                                9,487,791.      8,783,013.
    Percentage Increase (Decrease)                     8.0%           (1.9)%


                  Current assets increased in 2002 due to listing the Uptowner Inn Hotel as property held for sale. The Hotel sold on July 3, 2003. Total assets have remained relatively consistent from year to year. The increase in total liabilities in 2002 is the result of the refinancing of the Holiday Inn Hotel and Suites.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)



REVENUES
--------

                                                    2002         2001          2000
                                                    ----         ----          ----

Total Revenues                                $3,533,669.    $4,115,146.   $4,013,489.

    Percentage Increase (Decrease)                  (1.4)%          2.5%         19.5%


Motor Inn Revenues                             3,105,362.     3,629,192.    3,335,094.

    Percentage Increase (Decrease)                 (14.4)%          8.8%         24.9%

    Percentage of Total Revenues                    87.9%          88.2%         83.1%


Food and Beverage                                107,570.       189,802.      365,735.

    Percentage Increase (Decrease)                 (43.3)%        (48.1)%        (3.8)%


Rents                                            229,710.       216,496.      221,608.

    Percentage Increase (Decrease)                   6.1%          (2.3)%        (5.8)%





                  Due to the Holiday Inn Hotel and Suites becoming an established property within the Huntington market, the occupancy rate at this facility increased from 67% in 2000 to 74% in 2001 which resulted in an overall increase in motor inn revenues in 2001. Additionally, room revenues from the Uptowner Inn increased in 2001 due to an increase in the occupancy rate attributable to increased demand for newly renovated rooms. The decrease in motor inn revenues 2002 is due largely to the closing of the Uptowner Inn facility in January 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

                  The decrease in food and beverage revenue is largely attributed to the elimination of the Uptowner Inn lounge facility in January 2002. The Holiday Inn Hotel and Suites restaurant sales have decreased 20% from 2001 due to the added restaurants in the downtown area.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)


                OPERATING COST AND EXPENSES AND INTEREST EXPENSES
                -------------------------------------------------

                                               2002                  2001                  2000
                                               ----                  ----                  ----

Cost of Sales and Other Operating
  Department Expenses                     $    428,676          $    528,565          $    546,917
    Percentage increase (decrease)               (18.9)%                (3.4)%                22.2%

Salaries                                       822,036               939,612             1,016,332
    Percentage increase (decrease)               (12.5)%                (7.5)%                20.7%

Advertising                                    228,713               276,172               236,758
    Percentage increase (decrease)               (17.2)%                16.6%                 30.6%

Utilities                                      241,548               244,352               231,631
    Percentage increase (decrease)                (1.1)%                 5.5%                 12.8%

Repairs and Maintenance                         88,497               103,625               122,343
    Percentage increase (decrease)               (14.6)%               (15.3)%                65.7%

Taxes and License                              358,194               397,429               419,483
    Percentage increase (decrease)                (9.9)%                (5.3)%                14.1%

Insurance and Other                             78,217                70,223                66,342
    Percentage increase (decrease)                11.4%                  5.8%                  4.8%

Total Cost and Expenses                      3,141,330             3,368,176             3,409,877
    Percentage increase (decrease)                (6.7)%                (1.2)%                21.3%

Interest                                       654,455               732,704               700,828
    Percentage increase (decrease)               (10.7)%                 4.5%                  3.5%



                  Total cost and expenses decreased by a modest 1.2% in 2001 compared to 2000. Most of the individual categories of costs and expenses for 2001 are relatively consistent with 2000 due to stabilization of the new facility which opened in August 1998. Advertising increased in 2001 due to continued marketing efforts relating to the Holiday Inn facility.

                  Total cost and expenses decreased by 6.7% in 2002 compared to 2001. All of the individual categories of costs and expenses for 2002 have decreased, with the exception of Insurance expense, which increased 11.4%. Insurance expense has increased due to the rate increases passed down by the Insurance industry. The decreases in costs and expenses are due to the closing of the Uptowner Inn Hotel in January 2002. Interest has decreased due to the refinancing of the Holiday Inn Hotel & Suites.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)





INCOME (LOSS)
-------------

                         2002                  2001                  2000
                         ----                  ----                  ----

                      $(465,518)             $14,266               $(97,216)



                  Revenues have increased $101,657 in 2001, while revenues have decreased $581,477 in 2002. Costs and expenses have decreased $41,701 in 2001, while costs and expenses have decreased $226,846 in 2002, resulting in an increase in net income of $111,482 in 2001, and a decrease in net income of $479,784 in 2002.

                  The decrease in net income in 2002 is due largely to the Uptowner Inn Hotel continuing to lose market share in the Huntington area and the inevitable closing of the facility in January 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years. The Company also booked the impairment of assets and a tax- deferred asset during the fiscal year ended June 30, 2002. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. This deferred tax asset relates primarily to net operating losses and depreciation differences which were not offset by valuation allowances. For further discussion, see "Liquidity and Capital Resources", which follows.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)





LIQUIDITY AND CAPITAL RESOURCES
-------------------------------


                                          2002            2001
                                          ----            ----

Resources available at
        June 30, 2002 and 2001
    Cash                               $803,660.      $186,912.



                  The liquidity, as measured by current assets divided by current liabilities, has increased from .30 in 2001 to 3.00 in 2002. This increase of liquidity is a result of the Holiday Inn Hotel and Suites refinancing and the reclassing of the Uptowner Inn Hotel from property and equipment to property and equipment held for sale. On July 3, 2002, the Company closed on the sale of the Uptowner Inn Hotel. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing. In addition, the Company received cash totaling $63,085.





FORWARD-LOOKING STATEMENTS
--------------------------

                  Certain matters disclosed herein may be deemed to be forward-looking statements that involve risks and uncertainties, including the facilities utilization, costs associated with maintaining the operations, liquidity issues, and other risks. Actual strategies and results in future time periods may differ materially from those currently expected. Such forward-looking statements represent management's judgment as of the current date. The registrant disclaims, however, any intent or obligation to update such forward-looking statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY


ITEM 8.           FINANCIAL STATEMENTS

               Financial Statements:

               Uptowner Inns, Inc. and Subsidiaries
                    Opinion of Independent Certified Public Accountant for the
                          Year Ended June 30, 2002
                          Year Ended June 30, 2001
                          Year Ended June 30, 2000 and 1999
                    Consolidated Balance Sheets as of June 30, 2002 and 2001 Consolidated Statement of Operations for the
                          Year Ended June 30, 2002, 2001 and 2000
                    Consolidated Statement of Stockholders' Equity for the
                          Year Ended June 30, 2002, 2001 and 2000
                    Consolidated Statement of Cash Flows for the
                          Year Ended June 30, 2002, 2001 and 2000
                    Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia


         We have audited the accompanying consolidated balance sheet of Uptowner Inns, Inc. and Subsidiary as of June 30, 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Uptowner Inns, Inc. as of June 30, 2001 and for the two years ended June 30, 2001, were audited by other auditors, whose report dated August 27, 2001, expressed an unqualified opinion on these statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uptowner Inns, Inc. and Subsidiary as of June 30, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                     /s/   SULLIVAN, WARE & HALL, P.L.L.C
                                           Certified Public Accountants



Huntington, West Virginia
September 12, 2002

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia



We have audited the accompanying consolidated balance sheet of Uptowner Inns, Inc. and Subsidiary as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Uptowner Inns, Inc. as of June 30, 2000, and for the two years ended June 30, 2000, were audited by other auditors, whose report dated November 28, 2000, expressed an unqualified opinion on those statements.

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




                                            /s/   J.D. CLOUD & CO. L.L.P.
                                                  Certified Public Accountants



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




                                      /s/   Somerville & Company, P.L.L.C.
                                            Certified Public Accountants



November 28, 2000
Huntington, West Virginia

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001



ASSETS

                                                       2002             2001
                                                       ----             ----
   CURRENT ASSETS
     Cash                                          $   751,180      $   152,342
     Cash - escrow                                      52,480           34,570
     Accounts receivable (less allowance for
      doubtful accounts of $3,000 in 2002 and
      $6,000 in 2001)                                   57,421           72,830
     Due from related party                              5,446              -0-
     Inventories                                         6,145            7,715
     Prepaid expenses                                   61,173           48,392
     Deferred tax asset                                132,098              -0-
     Property and equipment held for sale            1,770,073          327,811
                                                   -----------      -----------

         TOTAL CURRENT ASSETS                        2,836,016          643,660
                                                   -----------      -----------

PROPERTY AND EQUIPMENT
   Land                                              1,202,786        1,519,252
   Buildings and improvements                        7,385,301       10,680,357
   Furniture and equipment                           1,276,650        2,761,410
   Construction in progress                             42,567              -0-
                                                   -----------      -----------
                                                     9,907,304       14,961,019

   Less: Accumulated depreciation and
     amortization                                    1,842,424        4,846,594
                                                   -----------      -----------

         TOTAL PROPERTY AND
           EQUIPMENT - NET                           8,064,880       10,114,425

NONMARKETABLE SECURITIES                                40,035              -0-

OTHER ASSETS
   Deposits and other                                  188,142          141,837
                                                   -----------      -----------

         TOTAL ASSETS                              $11,129,073      $10,899,922
                                                   ===========      ===========



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             JUNE 30, 2002 AND 2001



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          2002             2001
                                                          ----             ----
LIABILITIES
   CURRENT LIABILITIES
     Accounts payable                                 $    181,386     $    232,588
     Accrued liabilities                                   134,024          200,484
     Taxes other than federal income tax                   327,869          313,480
     Unearned revenue                                       48,461              -0-
     Current portion of long-term debt                     253,430        1,400,385
                                                      ------------     ------------

      TOTAL CURRENT LIABILITIES                            945,170        2,146,937
                                                      ------------     ------------

LONG-TERM LIABILITIES
   Notes payable and capitalized lease obligations       8,542,621        6,636,076
                                                      ------------     ------------

      TOTAL LIABILITIES                                  9,487,791        8,783,013
                                                      ------------     ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Stockholders' equity
     Common stock, $.50 par value;
      authorized - 5,000,000 shares;
      issued - 1,583,563 shares                            791,782          791,782
   Additional paid-in capital                            1,032,290        1,032,290
   Retained (deficit) earnings                            (172,681)         292,837
   Treasury stock, at cost
     (15,552 shares in 2002)                               (10,109)             -0-
                                                      ------------     ------------

      TOTAL STOCKHOLDERS' EQUITY                         1,641,282        2,116,909
                                                      ------------     ------------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                          $ 11,129,073     $ 10,899,922
                                                      ============     ============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                             2002            2001            2000
                                             ----            ----            ----
REVENUES
   Rooms                                  $ 3,105,362     $ 3,629,192     $ 3,335,094
   Food and beverage                          107,570         189,802         365,735
   Telephone                                   43,925          50,489          55,534
   Rent                                       229,710         216,496         221,608
   Other                                       47,102          29,167          35,518
                                          -----------     -----------     -----------

         TOTAL OPERATING REVENUES           3,533,669       4,115,146       4,013,489
                                          -----------     -----------     -----------

COSTS AND EXPENSE
   Operating departments
     Cost of sales                            160,319         195,016         233,351
     Salaries                                 822,036         939,612       1,016,332
     Other                                    268,357         333,549         313,566
   General and administrative                 396,633         340,089         341,713
   Advertising                                228,713         276,172         236,758
   Utilities                                  241,548         244,352         231,631
   Repairs and maintenance                     88,497         103,625         122,343
   Taxes and licenses                         358,194         397,429         419,483
   Depreciation and amortization              498,816         468,109         428,358
   Insurance and other                         78,217          70,223          66,342
                                          -----------     -----------     -----------

         TOTAL COSTS AND EXPENSES           3,141,330       3,368,176       3,409,877
                                          -----------     -----------     -----------

         OPERATING INCOME                     392,339         746,970         603,612
                                          -----------     -----------     -----------

OTHER INCOME (EXPENSES)
   Gain on sale of assets                         575             -0-             -0-
   Interest expense                          (654,455)       (732,704)       (700,828)
   Impairment loss                           (336,075)            -0-             -0-
                                          -----------     -----------     -----------

         TOTAL OTHER INCOME (EXPENSES)       (989,955)       (732,704)       (700,828)
                                          -----------     -----------     -----------

(LOSS) INCOME BEFORE
   INCOME TAXES                              (597,616)         14,266         (97,216)

INCOME TAXES (BENEFIT)                       (132,098)            -0-             -0-
                                          -----------     -----------     -----------

NET (LOSS) INCOME                         $  (465,518)    $    14,266     $   (97,216)
                                          ===========     ===========     ===========

NET (LOSS) INCOME PER SHARE               $     (0.30)    $      0.01     $     (0.06)
                                          ===========     ===========     ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000




                                            Additional       Retained
                                 Common       Paid-in        Earnings          Treasury
                                 Stock        Capital        (Deficit)           Stock           Totals
                                 -----        -------        ---------           -----           ------

Balance - July 1, 1999        $   791,782   $ 1,032,290     $   375,787       $       -0-     $ 2,199,859

Net (Loss)                            -0-           -0-         (97,216)              -0-         (97,216)
                              -----------   -----------     -----------       -----------     -----------

Balance - June 30, 2000           791,782     1,032,290         278,571               -0-       2,102,643

Net Income                            -0-           -0-          14,266               -0-          14,266
                              -----------   -----------     -----------       -----------     -----------

Balance - June 30, 2001           791,782     1,032,290         292,837               -0-       2,116,909

Net (Loss)                            -0-           -0-        (465,518)              -0-        (465,518)

Purchase of common stock              -0-           -0-             -0-           (10,109)        (10,109)
                              -----------   -----------     -----------       -----------     -----------

Balance - June 30, 2002       $   791,782   $ 1,032,290     $  (172,681)      $   (10,109)    $ 1,641,282
                              ===========   ===========     ===========       ===========     ===========





     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 20001 AND 2000

                                                      2002            2001            2000
                                                      ----            ----            ----

CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net (loss) income                                $(465,518)      $  14,266       $ (97,216)
                                                    ---------       ---------       ---------
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities
      Provision for uncollectible accounts             10,592             -0-             -0-
      Depreciation and amortization                   498,816         468,109         428,358
      Debt forgiveness                                    -0-             -0-          (9,000)
      Gain on sale of assets                             (575)            -0-             -0-
      Impairment loss                                 336,075             -0-             -0-
      Deferred income taxes                          (132,098)            -0-             -0-

   (Increase) decrease in current assets:
     Accounts receivable                                4,817         (12,859)         26,676
     Due from related party                            (5,446)            -0-             -0-
     Inventories                                        1,570           4,251            (769)
     Prepaid expenses                                 (72,209)         16,701             216
     Deposits and other assets                        (46,305)            -0-         (51,511)

   Increase (decrease) in current liabilities:
     Accounts payable                                 (51,202)       (125,654)         86,947
     Accrued liabilities                              (66,460)         25,439          (4,560)
     Taxes other than federal income taxes             14,389        (124,040)        125,007
     Unearned revenue                                  48,461             -0-             -0-
                                                    ---------       ---------       ---------

        TOTAL ADJUSTMENTS                             540,425         251,947         601,364
                                                    ---------       ---------       ---------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                           74,907         266,213         504,148
                                                    ---------       ---------       ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of nonmarketable securities               (40,035)            -0-             -0-
   Payments on notes receivable                           -0-          47,899          35,372
   Proceeds from sale of fixed assets                  35,575             -0-             -0-
   Capital expenditures                              (203,180)       (161,535)       (330,331)
                                                    ---------       ---------       ---------

      NET CASH (USED IN) INVESTING
        ACTIVITIES                                   (207,640)       (113,636)       (294,959)
                                                    ---------       ---------       ---------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000


                                                2002              2001              2000
                                                ----              ----              ----

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                $ 6,800,000       $   100,000       $   116,400
  Principal payments of long-term debt       (6,040,410)         (413,729)         (300,188)
  Purchase of treasury stock                    (10,109)              -0-               -0-
                                            -----------       -----------       -----------

     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                      749,481          (313,729)         (183,788)
                                            -----------       -----------       -----------

Net increase (decrease) in cash and
  cash equivalents                              616,748          (161,152)           25,401

Cash and cash equivalents at beginning
  of year                                       186,912           348,064           322,663
                                            -----------       -----------       -----------

Cash and cash equivalents at end
  of year                                   $   803,660       $   186,912       $   348,064
                                            ===========       ===========       ===========



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash paid during the year for:
  Interest                                  $   759,823       $   826,622       $   700,828
                                            ===========       ===========       ===========



SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

       In fiscal year ended June 30, 2001, the Company purchased land and a building for $364,500. In conjunction with the acquisition, liabilities were assumed for $272,935 and a note was issued for $91,565.




     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of Uptowner Inns, Inc. and its subsidiary after elimination of all material intercompany balances and transactions. The wholly owned subsidiary has had no activity since 1981.

         BUSINESS ACTIVITY
         The Company operates two (2) motor inns in Huntington, West Virginia, known as Holiday Inn Hotel and Suites and Uptowner Inns. The Holiday Inn Hotel & Suites includes dining and banquet facilities and both motor inns include a lounge. The Uptowner Inns facility was closed in January, 2002 (see Note 7). In addition, the Company operates apartment buildings and rental properties located in Huntington, West Virginia.

         INVENTORIES
         Inventories are stated at the lower of cost or market on the first-in, first-out method.

         PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost with depreciation being provided on the straight- line method over the estimated useful lives of the assets as follows:

                Building and improvements                   10 - 40 years
                Furniture and equipment                      3 - 10 years

         Repairs, maintenance and renewals are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.

         NONMARKETABLE SECURITIES
         Nonmarketable securities, which consists primarily of an affiliated corporation and two affiliated partnerships are stated at cost which does not exceed estimated net realizable value.

         INCOME TAXES
         Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to different methods of depreciation for book and tax purposes and net operating loss carryovers. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PER SHARE COMPUTATIONS Income per share computations are based on the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding was 1,580,069 for 2002 and 1,583,563 for 2001 and 2000.

         CASH AND CASH EQUIVALENTS
         For purposes of the statement of cash flows, cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.

         USE OF ESTIMATES
         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

         ADVERTISING
         Advertising costs are charged to operations as incurred.

         AMORTIZATION
         The costs of franchise rights acquired are being amortized on the straight-line method over their remaining contractual lives. Fees and other expenses associated with the debt refinancing are being amortized on the straight-line method over the life of the loan. Amortization expense charged to operations for the fiscal years ending June 30, 2002, 2001 and 2000 was $59,428, $27,571 and $15,774, respectively.


NOTE 2 - IMPAIRMENT OF ASSETS TO BE DISPOSED OF

         During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002 (see Note 8). In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075, which is reported in other expenses, and represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073, has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 3 - LONG-TERM DEBT

         The long-term debt of the Company at June 30, 2002 and 2001 consisted of:

                                                                                     2002             2001
                                                                                     ----             ----
         Notes payable to financial institutions:

                Prime plus 1% installment note due a financial institution secured by a credit line deed of trust, principal and interest
                payable at $33,901 per month until January, 2008                   $    -0-      $ 3,527,675

                Prime plus 1% note due a financial institution, secured by a second deed of trust, interest payable monthly, principal
                payable upon demand                                                     -0-          749,048

                8.7% installment note due a financial institution, secured by a vehicle, payable at $634 per month including interest, until
                July, 2004                                                          14,525            20,501

                8.75% installment note due a financial institution, secured by a vehicle, payable at $376 per month including interest, until
                April, 2003                                                            -0-             7,583

                Note due a financial institution, secured by deed of trust, payable at $17,268 per month including interest, current
                interest rate 9.42%, variable interest rate based upon the three year constant maturity Treasury Bill rate (change will not occur
                more often than every three years) until December, 2014*         1,503,581         1,570,167

                8.75% note due a financial institution, secured by
                property owned by an officer of the Company, payable in
                full by December, 2001                                                 -0-           100,000

                10% term loan, due a financial institution, secured by certain assets of an entity controlled by an officer of the Company;
                payable at $1,068 per month, including interest, until August,
                2004                                                                   -0-             34,669

                Prime plus 1% installment note with a floor of 8%, due a
                financial institution, secured by a deed of trust, payable at
                $3,342 per month, including interest, until April, 2002                -0-            177,569

                Prime plus 2% demand note due a financial institution, secured by certain assets of an entity controlled by an officer of the
                Company, interest only payments                                        -0-             46,962

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 3 - LONG-TERM DEBT (CONTINUED)

                                                                                    2002                2001
                                                                                    ----                ----
         Other notes payable:

                 8.25% note due the Ohio National Life Insurance Company,
                 secured by a deed of trust including equipment, furniture and fixtures and an assignment of rents, principal and interest payable at $57,941 per month with one final payment of the
                 balance due in February, 2012.                                  $ 6,743,270        $      -0-

                 10% mortgage note due an individual, secured by a deed of
                 trust, payable at $733 per month, including interest, until
                 July, 2002                                                            1,031             9,125

                 2% note due City of Huntington, secured by a second deed of trust, payable at $2,024 per month, including interest, until
                 January, 2008                                                       129,940           151,425

                 8.5% note due the Huntington Urban Renewal Authority of
                 Huntington, secured by a deed of trust, payable at $3,825 per month interest only, and final installment of all principal and accrued interest then outstanding due and payable February,
                 2004 **                                                                 -0-           445,483

                 10% note due an individual, unsecured, payable at $100
                 per month, including interest, until July, 2003                      1,143                -0-

                 5.5% mortgage note due to the West Virginia Housing Development
                 Fund, secured by a deed of trust, payable at $3,070 per month,
                 including interest, until November, 2008***                        399,021            412,310

                 6% note due an individual, payable at $3,559, including
                 interest, until July, 2002                                           3,540             44,681

                 9.25% note due related company, due October, 2004                      -0-             24,554

                 6% promissory note due a related company, secured by
                 a deed of trust, due April, 2002, including interest                   -0-             66,546

              Capitalized lease obligations:

                 Capitalized lease obligations - Note 4                                 -0-            648,163

                 Less current portion                                             8,796,051          8,036,461

                 Long-term portion                                                  253,430          1,400,385
                                                                                -----------        -----------

                                                                                $ 8,542,621        $ 6,636,076
                                                                                ===========        ===========

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 3 - LONG-TERM DEBT (CONTINUED)

         * As part of the debt agreement, deposit will be made monthly into an escrow account to be used as a reserve for repairs and capital improvements. At June 30, 2002 and 2001, the balance in the escrow account is $20,000 and $5,249, respectively.

         ** As part of the debt agreement, the Company shall deposit any proceeds from the sale of surplus real estate into an escrow account. At the end of each quarter, 75% of proceeds will remain in the escrow account for working capital, and 25% will be sent to the Huntington Renewal Authority to reduce the debt. At June 30, 2002 and 2001, the balance in the escrow account is $-0-.

         *** As part of the debt agreement, various escrows are required to cover real estate taxes, hazard insurance, replacement reserve, other interest and replacement reserve interest. At June 30, 2002 and 2001, the balance in the escrow is $32,479 and $29,321, respectively.

         Maturities of long-term debt during the next five years ending June 30 and thereafter are as follows:

                                2003                           $  253,430
                                2004                              275,568
                                2005                              290,604
                                2006                              314,172
                                2007                              340,503
                                Thereafter                      7,321,774
                                                                ---------
                                    Total                      $8,796,051
                                                                =========

NOTE 4 - CAPITAL LEASES

         The Company is the lessee of building, furniture and equipment under capital leases. All such capital leases were paid off during the fiscal year ended June 30, 2002. The assets and liabilities under capital leases are initially recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The assets are depreciated over their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended June 30, 2002, 2001 and 2000.

         Following is a summary of property held under capital leases at June
         30:

                                                   2002          2001
                                                   ----          ----

            Building improvements                 $ -0-      $  109,461
            Furniture and equipment                 -0-         973,703
                                                    ---       ---------
                                                    -0-       1,083,164
            Less accumulated depreciation           -0-         311,092
                                                    ---       ---------
            Net                                   $ -0-      $  772,072
                                                    ===       =========

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 4 - CAPITAL LEASES (CONTINUED)

         Interest rates on capitalized leases vary from 11.4% to 22.7% and are imputed based on the lower of Company's incremental borrowing rate at the inception of each lease or the lessor's implicit rate of return.


NOTE 5 - RELATED PARTY TRANSACTIONS

         The Company's Chairman of the Board of Directors/President and Chief Executive Officer, who are stockholders of the Company, also control other companies and partnerships. During the fiscal year ended June 30, 2002, the Company purchased an interest in one of the corporations and two of the partnerships for a total investment of $39,891. In addition, as of June 30, 2002, the Company has a receivable from the related corporation totaling $5,446.

         During the fiscal years ended June 30, 2002 and 2001, the Company paid $92,290 and $79,911, respectively, to an insurance company which is partially owned by a member of the Board of Directors.

         The Company's Chairman of the Board of Directors/President resides in one of the Company's hotels. The lodging and meals are provided at no cost.

         During the year ended June 30, 2001, the Company acquired assets from an entity that is controlled by the Company's chief executive officer and stockholder. The assets acquired were being actively marketed for sale in fiscal year ended June 30, 2001 and are reflected in the consolidated balance sheet as property held for sale in 2001. The carrying value is reflected at the lower of cost or market consisting of land and building of $59,310 and $270,190, respectively. In addition, an investment was acquired in the amount of $35,000. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. As of June 30, 2002 and 2001, the balance of the promissory note is $-0- and $66,546, respectively, and is included in Note 3. During fiscal year ended June 30, 2002, the Company leased the land and building under a long-term lease and, therefore, the carrying value is reflected in the consolidated balance sheet as property and equipment in 2002. The investment was sold in fiscal year ended June 30, 2002 and resulted in a gain of $575.

         During the year ended June 30, 2001, the Company renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the year ended June 30, 2001. As of June 30, 2002 and 2001, the balance of the note payable is $3,540 and $44,681, respectively and is included in Note 3.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 5 - RELATED PARTY TRANSACTIONS (CONTINUED)

         In addition, the Company had a note payable due an entity that is controlled by a major stockholder. The balance of the note at June 30, 2002 and 2001 is $-0- and $24,554, respectively, and is included in
         Note 3.

         Interest expense relating to the above debt for the years ended June 30, 2002, 2001, and 2000 is $4,342, $3,753 and $4,781, respectively.


NOTE 6 - INCOME TAXES

         An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. The components of deferred tax asset and deferred tax liability are as follows as of June 30:

                                                      2002            2001           2000
                                                      ----            ----           ----
            Deferred tax assets:
              Net operating loss carryforward      $ 599,499       $ 529,249       $ 533,352
              Contribution carryforward                3,418           1,634             965
              Franchise rights                         4,095             -0-             -0-
                                                   ---------       ---------       ---------
                 Total Deferred Tax Asset            607,012         530,883         534,317

            Deferred tax liabilities:
              Depreciation                          (464,820)       (472,828)       (470,259)
                                                   ---------       ---------       ---------

                                                     142,192          58,055          64,058
            Valuation allowance                      (10,094)        (58,055)        (64,058)
                                                   ---------       ---------       ---------

                 Net Deferred Tax Asset            $ 132,098       $     -0-       $     -0-
                                                   =========       =========       =========

         Utilization of the net deferred tax asset of $132,098 disclosed above is dependent on future taxable profits in excess of profits arising from existing taxable temporary differences. Although there was a reported loss for the fiscal year ended June 30, 2002, the asset has been recognized in the fourth quarter of the fiscal year ended June 30, 2002 due to the subsequent realization of taxable income on the sale of the Uptowner Inn Hotel and other rental properties disclosed in Note 8. Accordingly, the valuation allowance for deferred tax assets decreased $47,961 from 2001 to 2002.

         In fiscal year ended June 30, 2001, the Company utilized a portion of the operating loss carryforward, and has reduced the unused operating loss carryforwards accordingly.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 6 - INCOME TAXES (CONTINUED)

              The Company has available at June 30, 2002, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                                                  Unused Operating Loss
                        Expiration Date              Carryforwards
                        ---------------              -------------

                        June 30, 2003                 $   433,830
                        June 30, 2004                     245,295
                        June 30, 2005                     128,142
                        June 30, 2006                     147,900
                        June 30, 2007                      78,505
                        June 30, 2008                      18,147
                        June 30, 2009                      70,932
                        June 30, 2010                         -0-
                        June 30, 2011                       3,816
                        June 30, 2012                       1,150
                        June 30, 2013                     199,619
                        June 30, 2019                      54,375
                        June 30, 2020                     165,986
                        June 30, 2021                       1,341
                        June 30, 2022                     214,194
                                                        ---------
                            Total                     $ 1,763,232
                                                        =========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

         On June 28, 2000, Uptowner Inns, Inc. entered into a franchise agreement for the construction of a new Holiday Inn Express Hotel & Suites in the amount of $50,000. This agreement states specific requirements for completion of the hotel and approval before opening no later than June 28, 2002. Due to various delays in site preparation, the Company has been unable to gain site control and therefore has not begun construction. In August, 2002, the Company received a notice of default and termination for failure to commence construction. A termination date of September 23, 2002 has been established on which to terminate the license. Management asserts that they have kept the franchisor informed of the problems encountered in gaining site control. Due to the facts and circumstances, management believes that the franchise agreement will be extended. The ultimate outcome of this matter, however, cannot be determined.

         On November 16, 2001, Uptowner Inns, Inc. signed a letter of intent to purchase 2.2 acres of land at Kinetic Park on which to construct the abovementioned Holiday Inn Express Hotel & Suites for $350,000 per acre. In connection, therewith, the Company has paid $10,000 as earnest money (see Note 8).

         On February 25, 2002, Uptowner Inns, Inc. entered into an agreement to sell the Uptowner Inn Hotel. In connection, therewith, the Company has received $35,000 as earnest money (see Note 8).

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



NOTE 7 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company maintains cash balances at local banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances were in excess of federally insured limits.


NOTE 8 - SUBSEQUENT EVENTS

         On July 3, 2002, the Company closed on the sale of the Uptowner Inn Hotel. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing. In addition, the Company received cash totaling $63,085. The transaction resulted in a loss of $336,075 (see
         Note 2).

         On August 19, 2002, the Company entered into an agreement to purchase approximately 2.5 acres of land at Kinetic Park for $875,000 to be payable at closing. The property will be utilized to construct and operate a Holiday Inn Express Hotel and Suites (or other equivalent or superior class of franchised hotel).

         On September 12, 2002, the Company entered into sales agreements to sell three of its commercial properties for approximately $1.27 million. Upon closing, the transactions will result in the payoff of an existing loan with a balance of $399,021 at June 30, 2002. In addition, the Company will receive cash totaling $876,401. The transaction also resulted in a gain of $368,282, which will be included in operations during fiscal year ending June 30, 2003. Two of the properties were purchased by a company partially owned by the Chief Executive Officer and a Director of Uptowner Inns, Inc. who are also shareholders.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                ---------------------------------------------------------------
                FINANCIAL DISCLOSURE
                --------------------

                Effective June 17, 2002, the registrant, without the approval of the registrant's board of directors, dismissed its independent public auditors, J.D. Cloud & Co. L.L.P. ("Cloud"). Cloud served as the registrant's independent certified public accountant pursuant to an engagement letter dated July 13, 2001, and audited the registrant's financial statements for the fiscal year ended June 30, 2001, but was not retained by the registrant to audit the registrant's financial statements for the fiscal year ended June 30, 2002. Cloud's reports on the consolidated financial statements of the registrant for the fiscal year ended June 30, 2001, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There have been no disagreements between the registrant and Cloud on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure. The registrant's predecessor auditors, Somerville & Company, P.L.L.C., issued unqualified opinions for the registrant's financial statements for the fiscal years ended June 30, 2000, and June 30, 1999.

                On June 17, 2002, the registrant signed an engagement letter with Diamond, Leftwich and Co., PLLC. On June 24, 2002, Diamond, Leftwich and Co., PLLC, resigned. On July 29, 2002, the registrant engaged Sullivan, Ware & Hall, P.L.L.C., as its independent certified public accountants to audit the registrant's financial statements for the fiscal year ended June 30, 2002. There were no disagreements between the registrant and Diamond, Leftwich and Co., PLLC, on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.


                                    PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                --------------------------------------------------

                The information required by Item 10, Part III, appearing in the definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Executive Officers of the Company," is incorporated herein by reference.



ITEM 11.        EXECUTIVE COMPENSATION
                ----------------------


                The information required by Item 11, Part III, appearing in the definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, under the caption "Remuneration of Directors and Executive Officers," is incorporated herein by reference.



ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                --------------------------------------------------------------

                The information required by Item 11, Part III, appearing in the definitive proxy statement relating to the 2003 Annual Meeting of Shareholders, under the caption "Security Ownership of Certain Beneficial Owners and Management," is incorporated herein by reference.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                ----------------------------------------------

                The Company's President and Chief Executive Officer, Carl Midkiff, and his mother, Violet Midkiff, also control other companies and partnerships. During the fiscal year ended June 20, 2002, the Company purchased an interest in one of the corporations and two of the partnerships for a total investment of $39,891. In addition, as of June 30, 2002, the Company has a receivable from the related corporation totaling $5,446.

                During the fiscal years ended June 30, 2002 and 2001, the Company paid $92,290 and $79,911, respectively, to an insurance company which is partially owned by David Robinson, a member of the Board of Directors.

                Violet Midkiff, mother of the Company's Chairman of the Board of Directors/President, Carl Midkiff, resides in one of the Company's hotels. The lodging and meals are provided at no cost.

                During the year ended June 30, 2001, the Company acquired assets from an entity that is controlled by the Company's chief executive officer and stockholder, Carl Midkiff. The assets acquired were being actively marketed for sale in fiscal year ended June 30, 2001. The carrying value is reflected at the lower of cost or market consisting of land and building of $59,310 and $270,190, respectively. In addition, an investment was acquired in the amount of $35,000. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. As of June 30, 2002 and 2001, the balance of the promissory note is $-0- and $66, 546, respectively. During fiscal year ended June 30, 2002, the Company leases the land and building under a long-term lease and, therefore, the carrying value is reflected in the consolidated balance sheet as property and equipment in 2002. The investment was sold in fiscal year ended June 30, 2002 and resulted in a gain of $575.

                During the year ended June 30, 2001, the Company renegotiated a loan with a former stockholder, George Banker. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the year ended June 30, 2001. As of June 30, 2002 and 2001, the balance of the note payable is $3,540 and $44,681, respectively.

                In addition, the Company had a note payable due an entity that is controlled by a major stockholder. The balance of the note at June 20, 2002 and 2001 is $-0- and $24,554, respectively. The interest rate on the note is 9.25%.

                Interest expense relating to the above debt for the years ended June 30, 2002, 2001, and 2000 is $4,342, $3,753 and $4,781, respectively.

                                     PART IV


                       UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) Financial Statements - See Index to Consolidated Financial Statements on page 12 of this Form 10-K:



(A)(2)         Financial Statement Schedules

                    None



(A)(3)         Exhibits:

               (3.1) Articles of Incorporation (Incorporated by reference to the Registrant's S-1 Registration Statement No. 2-90194).

               (3.2) Bylaws (Incorporated by reference to the Registrant's S-1 Registration Statement No. 2-90194).

               (21)       Subsidiaries of Uptowner Inns, Inc.

               (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carl Midkiff.

               (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Robinson.

                                   SIGNATURES



                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)             UPTOWNER INNS, INC.


                         By  /s/   Carl Midkiff
                             --------------------------------------------------
                             Carl Midkiff, President and Chief Executive
                             Officer
                             October 14, 2002


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                         By   /s/ Richard Monga
                              -------------------------------------------------
                              Richard Monga, Vice President and
                              Director
                              October 14, 2002



                         By   /s/   David Robinson
                              -------------------------------------------------
                              David Robinson, Treasurer and Director
                              (Principal Financial and Accounting
                              Officer)
                              October 14, 2002



                         By   /s/   Hobart Adkins
                              -------------------------------------------------
                              Hobart Adkins, Secretary
                              October 14, 2002



                         By   /s/   Carl Midkiff
                              -------------------------------------------------
                              Carl Midkiff, President and Chief Executive
                              Officer
                              October 14, 2002

                                  CERTIFICATION


I, Carl Midkiff, certify that:

         1. I have reviewed this annual report on Form 10-K of Uptowner Inns, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:  October 14, 2002               /s/ Carl Midkiff
                                      -----------------------------------------
                                      Carl Midkiff, President and
                                      Chief Executive Officer

                                                 CERTIFICATION


I, David Robinson, certify that:

         1. I have reviewed this annual report on Form 10-K of Uptowner Inns, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date:    October 14, 2002              /s/   David Robinson
                                       ----------------------------------------
                                       David Robinson, Treasurer
                                       (Principal Accounting and Financial
                                       Officer)