Form 10-Q
period 2002-09-30
UPTOWNER INNS INC
filed 2002-11-15
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2002, COMMISSION FILE NUMBER 0-1957


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


      Class                            Outstanding at September 30, 2002
      ______                           _______________________________

Common Stock - $.50 par value          1,568,011 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT SEPTEMBER 30, 2002 and JUNE 30, 2002



                                         ASSETS

                                September 30,        June 30,
                                    2002              2002
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    813,082   $    803,660
  Accounts and notes receivable        97,053         62,867
  Inventories                           5,902          6,145
  Prepaid expenses                     43,690         61,173
  Deferred tax asset                  132,098        132,098
  Property held for sale                    0      1,770,073

  Total current assets              1,091,825      2,836,016


Property, Plant and Equipment:
  Land                              1,202,786      1,202,786
  Building and improvements         7,333,093      7,385,301
  Furniture and equipment           1,278,520      1,276,650
  Construction in progress             64,484         42,567

  Less accumulated
  depreciation
  and amortization                  1,851,475      1,842,424

  Property, plant and
  equipment - net                   8,027,408      8,064,880

Other Assets:
    Deposits and other                216,157        228,177

Total Assets                     $  9,335,390   $ 11,129,073


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT SEPTEMBER 30, 2002 and JUNE 30, 2002


                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 September 30,        June 30,
                                     2002              2002
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   143,320     $   181,386
  Accrued liabilities                  137,577         182,485
  Taxes other than Federal
   income taxes                        249,004         327,869
  Current portion of long-term
    debt                               166,801         253,430

     Total current liabilities         696,702         945,170

Long-Term Liabilities:
  Notes and mortgages payable        6,945,651       8,542,621

     Total liabilities               7,642,353       9,487,791


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                   (120,926)       (172,681)
  Treasury stock, at cost (15,552
    Shares in 2002)                    (10,109)        (10,109)

    Total stockholders' equity       1,693,037       1,641,282

Total Liabilities and
Stockholders' Equity               $ 9,335,390     $11,129,073



(a) Financial information as of June 30, 2002 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
            For the three months ended September 30, 2002 and 2001


                                       2002           2001

Revenues:
  Rooms                          $   757,509    $   902,440
  Food and beverage                   21,540         36,498
  Telephone                            5,560          7,315
  Rents                               52,806         54,337
  Other                               11,886          7,974

     Total revenues                  849,301      1,008,564

Costs and Expenses:
  Operating Departments:
    Cost of sales                     31,701         39,862
    Salaries and wages               201,762        242,807
    Other                             62,613         66,225
  General and Administrative          61,837         61,739
  Advertising                         64,976         60,041
  Utilities                           40,086         66,117
  Repairs and Maintenance             30,131         25,218
  Interest                           139,729        185,757
  Taxes and licenses                  70,802         93,686
  Insurance                           11,808         18,295
  Depreciation and Amortization       82,157        109,157

     Total costs and expenses        797,602        968,904

     Operating income                 51,699         39,660

Other Income:
  Interest income                         56              -

     Total other income                   56              -

Net Income before Income
  Taxes                               51,755         39,660

Income Taxes                               0              0

Net Income                       $    51,755     $   39,660

Earnings per Share               $       .03     $      .03

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the three months ended September 30, 2002 and 2001


                                                2002           2001

Cash Flows From Operating Activities:
Net income                                $    51,755   $     39,660

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                82,157        109,157
  (Increase) decrease in deposits              12,021        (66,450)
(Increase) decrease in current assets:
  Accounts receivable                         (34,186)         21,451
  Inventories                                     243           (132)
  Prepaid expenses                             17,484         19,496
Increase (decrease) in current
liabilities:
  Accounts payable                            (38,066)       (12,495)
  Accrued liabilities                         (44,908)        (9,132)
  Taxes other than Federal income tax         (78,865)        25,765

Total adjustments                             (84,120)        87,660

Net Cash Provided By Operating Activities  $  (32,365)    $   127,320


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the three months ended September 30, 2002, and 2001



                                                       2002           2001

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $ 1,770,072     $         -
  Capital expenditures                               (44,686)        (16,500)

     Net cash provided by (used in)                1,725,386         (16,500)
     investing activities

Cash Flows From Financing Activities:
  Loan proceeds                                            0               0
  Payment on notes and mortgages                  (1,683,599)       (152,136)

     Net cash used in
     financing activities                         (1,683,599)       (152,136)

Net Increase (Decrease) in Cash
  and Cash Equivalents                                 9,422         (41,316)

Cash and Cash Equivalents at Beginning of Year       803,660         186,912

Cash and Cash Equivalents at End of Period       $   813,082     $   145,596


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   129,982     $   174,286











         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2002



1.  BASIS OF PRESENTATION
The financial statements presented reflect Uptowner Inns, Inc. and its consolidated subsidiary, Motel and Restaurant Supply.

The foregoing statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 2002.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 2002

2.  CONTINGENCY

None.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

	Certain matters disclosed herein may be forward-looking statements that involve risks and uncertainties, including the facilities utilization, costs associated with maintaining the operations, liquidity issues, and other risks. Actual strategies and results in the future may differ materially from those management currently expects. Forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent or obligation to update any forward-looking statements contained in this Form 10-Q.


RESULTS OF OPERATION

     Due to the closing of the Travelodge property in January 2002, room revenues have declined 16.1% in the three months ended September 30, 2002 relative to the comparable period in 2001. The decision was made to close down the Travelodge property due to the cash drain for the last several years. Also, the location of this property did not warrant keeping the property open. At one time this was an ideal location, but with the build up of interstate hotels and increased competition in the market, it was not economically feasible to keep the property open. The 41.0% decrease in food and beverage revenue in the quarter ended September 30, 2002 relative to the comparable period in 2001, is attributed to the closing of the hotel lounge at the Travelodge property. The restaurant facility had been losing money for several years and a decision was made to close down the facility to help generate additional cash flow.

       Total cost and expenses have decreased 17.7% primarily due to interest expense attributed to the refinancing of the Holiday Inn Hotel and Suites property in January 2002 and the payoff of the loans related to the Travelodge property sold July 3, 2002. In addition an overall decrease in expenses is related to the closing and sale of the Travelodge property.


LIQUIDITY

     The liquidity ratio, as measured by current assets divided by current liabilities, has decreased from 3.00 at June 30, 2002 to 1.57 at September 30, 2002. This decline is a result of selling the Travelodge property in July of 2002. On June 30, 2002, this property was being classified as Property Held for Sale in the current asset section of the balance sheet. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing.

                              UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED


CAPITAL RESOURCES

     A Letter of Intent between Uptowner Inns, Inc. ("Purchaser") and HADCO ("Seller") was signed on November 16, 2001, for the purchase of 2.2 acres of land at the Kinetic Park Commercial Area for a purchase price of $350,000 per acre. A real estate purchase and sale agreement was signed on August 19, 2002 by and between Huntington Municipal Development Authority ("Seller"), and Uptowner Inns, Inc. ("Purchaser") for the purchase of the above mentioned property. The purchase price for the property will be $875,000, payable at closing. The Purchaser has delivered the sum of $10,000 as a deposit. The Purchaser shall have the right and option for a period of 45 days commencing on August 19, 2002, to enter the property to conduct physical inspections. At the expiration of the inspection period, the Purchaser will pay the sum of $50,000 as an additional deposit. The closing of the transaction shall take place at the offices of Huddleston, Bolen, Beatty, Porter & Copen, L.L.P., located at 611 Third Avenue, Huntington, West Virginia 25701, on a mutually acceptable date on or before 45 days from the expiration of the inspection period. This closing is scheduled for November 22, 2002. Uptowner Inn, Inc. is planning on constructing an additional hotel at the Kinetic Park
site.   The projected cost of the project is $5,809,000, with $4,500,000 being financed. The projected operational date of the project is July, 2004.

	The apartment building located at 1340 Fourth Avenue, in Huntington, West Virginia was sold at auction on September 12, 2002, for $361,000, and is expected to close in November, 2002.

	The apartment building located at 1416-18 Fourth Avenue, in Huntington, West Virginia, was sold at auction on September 12, 2002, for $160,000, and closed in October, 2002. The property was subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000, 10% interest, maturing June 2002, the balance of which was $1,031 at June 30, 2002.

	The apartment building located at Fourth Avenue, in Huntington, West Virginia, was sold at auction on September 12, 2002, for $752,000, and is expected to close in November, 2002. The property was subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000, 5.5% rate of interest, maturing November
2018, the balance of which was $399,021 at June 30, 2002.

ITEM 4:  CONTROLS AND PROCEDURES

PART I:  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

	Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.








PART II:  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

             99.1	 Certification pursuant to 18 U.S.C. Section 1350 as
			 adopted pursuant to Section 906 of the Sarbanes-
			 Oxley Act of 2002 for Carl E. Midkiff, Chief Executive
			 Officer.

		  99.2 Certification pursuant to 18 U.S.C. Section 1350 as
			 adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Robinson, Chief Financial Officer.


     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2002.

                       SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.



                                  By /s/ Carl Midkiff,
                                         CEO and Secretary
		       November 15, 2002




		By /s/ David Robinson,
                                         Treasurer and Principal
		        Financial and Accounting
		        Officer
		       November 15, 2002

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Carl E. Midkiff, Chief Executive Officer, certify that:

1.	I have reviewed this report on Form 10-Q of Uptowner Inns,
       Inc.;

       2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and


6.	The registrant's other certifying officer and I have indicated
in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



	/s/ Carl E. Midkiff
	Chief Executive Officer
	November 15, 2002

CERTIFICATIONS

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, David Robinson, Chief Financial Officer, certify that:

2.	I have reviewed this report on Form 10-Q of Uptowner Inns,
       Inc.;

       2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4.	The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

d)	designed such disclosure controls and procedures to
ensure that material information relating to the registrant, including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f)	presented in this quarterly report our conclusions
about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

       5.	The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

c)	all significant deficiencies in the design or
operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and


7.	The registrant's other certifying officer and I have indicated
in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



	/s/ David Robinson
	Chief Financial Officer
	November 15, 2002