Form 10-Q
period 2002-12-31
UPTOWNER INNS INC
filed 2003-02-21
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 2002, COMMISSION FILE NUMBER 0-1957


                           UPTOWNER INNS, INC.
        (Exact Name of Registrant as Specified in its Charter)


West Virginia                                           55-0457171
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


741 5th Avenue, Huntington, West Virginia		25701
(Address of Principal Executive Offices)	  (Zip Code)


Registrant's Telephone Number, including area code        (304) 525-8162


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


      Class                            Outstanding at December 31, 2002
      ______                           _______________________________

Common Stock - $.50 par value          1,568,011 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                    AT DECEMBER 31, 2002 and JUNE 30, 2002



                                         ASSETS

                                December 31,        June 30,
                                    2002              2002
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    973,714   $    803,660
  Accounts and notes receivable       145,677         62,867
  Inventories                           6,273          6,145
  Prepaid expenses                     30,454         61,173
  Deferred tax asset                  132,098        132,098
  Property held for sale                    -      1,770,073

  Total current assets              1,288,216      2,836,016


Property, Plant and Equipment:
  Land                              1,128,940      1,202,786
  Building and improvements         7,060,199      7,385,301
  Furniture and equipment           1,349,076      1,276,650
  Construction in progress            136,092         42,567


  Less accumulated
  depreciation
  and amortization                  1,717,435      1,842,424

  Property, plant and
  equipment - net                   7,956,872      8,064,880

Other Assets:
    Deposits and other                210,589        228,177

Total Assets                     $  9,455,677   $ 11,129,073


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT DECEMBER 31, 2002 and JUNE 30, 2002


                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 December 31,        June 30,
                                     2002              2002
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   302,390     $   181,386
  Accrued liabilities                  120,961         134,024
  Taxes other than Federal
   income taxes                        271,875         327,869
  Unearned revenue                           -          48,461
  Current portion of long-term
    debt                               170,430         253,430

     Total current liabilities         865,656         945,170


Long-Term Liabilities:
  Notes and mortgages payable        6,916,200       8,542,621

     Total liabilities               7,781,856       9,487,791


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                   (140,142)       (172,681)
  Treasury stock, at cost (15,552
    Shares in 2002)                    (10,109)        (10,109)

    Total stockholders' equity       1,673,821       1,641,282

Total Liabilities and
Stockholders' Equity               $ 9,455,677     $11,129,073


(a) Financial information as of June 30, 2002 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and six months ended December 31, 2002 and 2001

                                     Three Months Ended      Six Months Ended
                                       2002         2001        2002        2001

Revenues:
  Rooms                         $   698,159  $   750,861  $ 1,455,668  $ 1,653,301
  Food and beverage                  21,370       29,411       42,910       65,909
  Telephone                           4,577        2,079       10,137        9,394
  Rents                              49,970       53,367      108,776      107,703
  Other                               7,088        6,568       12,974       14,541

     Total revenues                 781,164      842,286    1,630,465    1,850,848

Costs and Expenses:
  Operating Departments:
    Cost of sales                    32,453       31,090       64,154       70,952
    Salaries and wages              191,822      197,032      393,584      439,839
    Other                            66,066       64,882      128,679      131,107
  General and Administrative         94,911       86,271      156,468      147,730
  Advertising                        56,888       51,232      121,864      111,273
  Utilities                          34,221       57,165       74,307      123,282
  Repairs and Maintenance            27,776       28,655       57,907       53,873
  Interest                          147,828      200,382      287,837      386,418
  Taxes and licenses                 73,108       82,150      143,910      175,836
  Insurance                          11,685       18,295       23,493       36,590
  Depreciation and Amortization      78,981      109,321      161,138      218,478

     Total costs and expenses       815,739      926,475    1,613,341    1,895,378

     Operating income (loss)        (34,575)     (84,189)      17,124      (44,530)

Other Income:
  Interest income                         0            0           56            0
  Gain on sale of assets             15,359            -       15,359            -

     Total other income                   0            0       15,415            0

Net Income (Loss) before Income
  Taxes                             (19,216)     (84,189)      32,539      (44,530)

Income Taxes                              0            0            0            0


Net Income (Loss)               $   (19,216)   $ (84,189)  $   32,539  $   (44,530)

Earnings (Loss) per Share       $     (0.01)   $    (.05)  $      .02  $      (.03)

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the six months ended December 31, 2002 and 2001


                                                2002           2001

Cash Flows From Operating Activities:
Net income (loss)                         $    32,538   $    (44,530)

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               161,138        218,478
  Gain on sale of assets                      (15,359)             -
  (Increase) decrease in deposits              17,589        (61,401)
  (Increase) decrease in current assets:
    Accounts receivable                       (82,809)       (25,579)
    Inventories                                  (128)           120
    Prepaid expenses                           30,720         24,051
  Increase (decrease) in current
  liabilities:
    Accounts payable                          121,005        (40,844)
    Accrued liabilities                       (61,524)        60,187
    Taxes other than Federal income tax       (55,993)        64,805

      Total adjustments                       114,639        239,817

Net Cash Provided By Operating Activities     147,177        195,287


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

          For the six months ended December 31, 2002 and 2001



                                                       2002           2001

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $ 1,930,072     $         -
  Capital Expenditures                              (197,774)        (25,370)

     Net cash provided in (used in)
     investing activities                          1,732,298         (25,370)

Cash Flows From Financing Activities:
  Loan proceeds                                            0               0
  Payment on notes and mortgages                  (1,709,421)       (287,361)

     Net cash used in
     financing activities                         (1,709,421)       (287,361)

Net Increase (Decrease) in Cash
  and Cash Equivalents                               170,054        (117,444)

Cash and Cash Equivalents at Beginning of Year       803,660         186,912

Cash and Cash Equivalents at End of Period       $   973,714          69,468


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   249,133     $   337,920











         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          December 31, 2002



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

                          December 31, 2002

2.  CONTINGENCY

None.

                     UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

	Certain matters disclosed herein may be forward-looking statements that involve risks and uncertainties, including the facilities utilization, costs associated with maintaining the operations, liquidity issues, and other risks. You can identify these statements by such forward-looking words as "may," "will," "expect," "plan" and similar words. Actual strategies and results in the future may differ materially from those management currently expects. Forward-looking statements represent management's judgment as of the current date. The Company disclaims, however, any intent or obligation to update any forward-looking statements contained in this Form 10-Q.


RESULTS OF OPERATION

   THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

     Due to the closing of the Travelodge property in January 2002, room revenues have declined 7.02% in the three months ended December 31, 2002 relative to the comparable period in 2001. The Holiday Inn Hotel and Suites room revenues increased 10.91% in the three months ended December 31, 2002 relative to the comparable period in 2001 (not taking in consideration the room revenue generated by the Travelodge property). The Holiday Inn Hotel and Suites' average occupancy percentage for the three months ended December 31, 2002 was 70.55%, an increase of 7.92% relative to the comparable period in 2001. This increase is due largely in part to construction work in the Huntington area, and the housing of many of these
construction workers.    The 27.34% decrease in food and beverage revenues
in the quarter ended December 31, 2002 relative to the comparable period in 2001, is relative to the overall decrease in room sales and the closing of the Travelodge property.

       Total cost and expenses have decreased 12.0% primarily due to interest expense attributed to the refinancing of the Holiday Inn Hotel and Suites property in January 2002 and the payoff of the loans related to the Travelodge property sold July 3, 2002. In addition, an overall decrease in expenses is related to the closing and sale of the Travelodge property.


SIX MONTHS ENDED DECEMBER 31, 2002 AND 2001

      Room Revenues have decreased by 11.95% in the six months ended December 31, 2002 relative to the comparable period in 2001. Food and Beverage revenues have decreased by 34.90% in the six months ended December 31, 2002 relative to the comparable period in 2001. These differences, as well as the variances in expenses, are due to the explanations above for the three month period ending December 31, 2002.

LIQUIDITY

     The liquidity, as measured by current assets divided by current liabilities, has decreased from 3.00 at June 30, 2002 to 1.49 at December 31, 2002. This decline is a result of selling the Travelodge property in July of 2002. On June 30, 2002, this property was being classified as Property Held for Sale in the current asset section of the balance sheet. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing.



CAPITAL RESOURCES

     A Letter of Intent between Uptowner Inns, Inc. and Huntington Area Development Corporation was signed on November 16, 2001, for the purchase of 2.2 acres of land at the Kinetic Park Commercial Area for a purchase price of $350,000 per acre. The company planned on constructing a hotel on the site. Huntington Area Development Corporation and the company executed a real estate purchase and sale agreement on August 19, 2002 ("Purchaser") for the purchase of this property. Under the terms of the agreement, the purchase price for the property is $875,000. The company made a $10,000 deposit on the property. The Purchaser had the right and option for a period of 45 days commencing on August 19, 2002, to enter the property to conduct physical inspections. At the expiration of the inspection period, the company paid the sum of $50,000 as an additional deposit. The closing was originally scheduled for November 22, 2002, and later extended to February 1, 2003. The projected cost of the project is $5,809,000, with $4,500,000 being financed. The projected operational date was set at July, 2004, before problems were found with the land fill at the construction site. The remaining balance due of $815,000 has been placed in escrow until the land fill problem has been resolved.

	The apartment building located at 1340 Fourth Avenue, in Huntington, West Virginia was sold at auction on September 12, 2002, for $361,000, and closed in January, 2003.

	The apartment building located at 1416-18 Fourth Avenue, in Huntington, West Virginia, was sold at auction on September 12, 2002, for $160,000, and closed in October, 2002. The property was subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000, 10% interest, maturing June 2002, the balance of which was $1,031 at June 30, 2002.

CAPITAL RESOURCES CONTINUED


	The apartment building located at Fourth Avenue, in Huntington, West Virginia, was sold at auction on September 12, 2002, for $752,000, and closed in January, 2003. The property was subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000, 5.5% rate of interest, maturing November 2018, the balance of which was $399,021 at June 30, 2002.



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

		 99.2 Certification pursuant to 18 U.S.C. Section 1350 as
		      adopted pursuant to Section 906 of the Sarbanes-
			Oxley Act of 2002 for David Robinson, Chief Financial
			Officer.


     b. The Company was not required to file Form 8-K for the quarter ended December 31, 2002.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl Midkiff,
                                         CEO and Secretary
		       February 10, 2003




		By /s/ David Robinson,
                                         CFO and Treasurer
		       February 10, 2003

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

       3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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



	/s/ Carl E. Midkiff
	Chief Executive Officer
	February 10, 2003

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

       3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

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



	/s/ David Robinson
	Chief Financial Officer
	February 10, 2003