Form 10-K/A
period 2002-06-30
UPTOWNER INNS INC
filed 2003-03-04
CIK 102267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-K/A
                                (Amendment No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED JUNE 30, 2002, COMMISSION FILE NUMBER 0-1957


                               UPTOWNER INNS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


       West Virginia                                            55-0457171
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)


1415 4th Avenue, Huntington, West Virginia                        25701
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, including area code             (304)  525-8162
                                                              ------------------


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

               X    Yes                  No
            -------               ------

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

                               UPTOWNER INNS, INC.
                             SELECTED FINANCIAL DATA

                               2002             2001             2000             1999             1998
                           ------------      -----------     ------------      -----------     ------------

Operating Revenues         $  3,533,669      $ 4,115,146.    $  4,013,489      $ 3,357,351     $  1,479,921

Income from Operations           56,614          746,970          603,612          546,029           87,267

Net Income (Loss)              (465,518)          14,266          (97,216)         113,029         (125,643)

Net Income (Loss)
    per share                      (.30)             .01             (.06)             .07             (.08)

Weighted Average
    Number of Shares          1,580,069        1,583,563        1,583,563        1,583,563        1,583,563

Cash Dividends
    Per Share                         -                -                -                -                -

Total Assets                 11,129,073       10,899,922       11,059,140       11,141,750       10,878,715

Long-Term Debt                8,542,621        6,636,076        6,876,470        6,913,472        6,931,165


     The increase in operating revenues and income from operations in 1999, 2000 and 2001 were entirely the result of the opening of the new Holiday Inn Hotel and Suites, which operated for over ten months in 1999 and the full year in 2000 and 2001. The decrease in operating revenues in 2002 is due largely to the closing of the Uptowner Inn facility in January, 2002. The income from operations decreased in 2002. The decrease in costs and expenses in 2002 did not decrease in relation to the decrease in revenues in 2002, as noted above. The company ceased doing business, but many expenses continued several months later as part of the process of closing down. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

     The decrease in net income in 2002 is due to the explanation above, along with the booking of impaired assets and a tax deferred asset. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset.

     The increase in long-term debt in 2002 is the result of the refinancing of the Holiday Inn Hotel and Suites. The refinancing was for 6.8 million dollars at 8.25%, with a twenty-year amortization and a ten-year balloon.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ASSETS AND LIABILITIES                         2002               2001
----------------------                      ------------       ------------

Current Assets                              $ 2,836,016.       $   643,660.
    Percentage Increase (Decrease)                340.6%              20.8%

Total Assets                                 11,129,073.        10,899,922.
    Percentage Increase (Decrease)                  2.1%              (1.4)%

Total Liabilities                             9,487,791.         8,783,013.
    Percentage Increase (Decrease)                  8.0%              (1.9)%


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

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Cont'd)


REVENUES
--------
                                            2002             2001             2000
                                         -----------      -----------      -----------

Total Revenues                           $3,533,669.      $4,115,146.      $4,013,489.

    Percentage Increase (Decrease)             (1.4)%            2.5%            19.5%

Motor Inn Revenues                        3,105,362.       3,629,192.       3,335,094.

    Percentage Increase (Decrease)            (14.4)%            8.8%            24.9%

    Percentage of Total Revenues               87.9%            88.2%            83.1%


Food and Beverage                           107,570.         189,802.         365,735.

    Percentage Increase (Decrease)            (43.3)%          (48.1)%           (3.8)%


Rents                                       229,710.         216,496.         221,608.

    Percentage Increase (Decrease)              6.1%            (2.3)%           (5.8)%



     Due to the Holiday Inn Hotel and Suites becoming an established property within the Huntington market, the occupancy rate at this facility increased from 67% in 2000 to 74% in 2001 which resulted in an overall increase in motor inn revenues in 2001. Additionally, room revenues from the Uptowner Inn increased in 2001 due to an increase in the occupancy rate attributable to increased demand for newly renovated rooms. The decrease in motor inn revenues 2002 is due largely to the closing of the Uptowner Inn facility in January, 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

     The decrease in food and beverage revenue is largely attributed to the elimination of the Uptowner Inn lounge facility in January, 2002. The Holiday Inn Hotel and Suites restaurant sales have decreased 20% from 2001 due to the added restaurants in the downtown area.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Cont'd)

                OPERATING COST AND EXPENSES AND INTEREST EXPENSES
                -------------------------------------------------

                                           2002              2001               2000
                                        ----------        -----------        -----------

Cost of Sales and Other Operating
  Department Expenses                   $  428,676        $   528,565        $   546,917
    Percentage increase (decrease)           (18.9)%             (3.4)%             22.2%

Salaries                                   822,036            939,612          1,016,332
    Percentage increase (decrease)           (12.5)%             (7.5)%             20.7%

Advertising                                228,713            276,172            236,758
    Percentage increase (decrease)           (17.2)%             16.6%              30.6%

Utilities                                  241,548            244,352            231,631
    Percentage increase (decrease)            (1.1)%              5.5%              12.8%

Repairs and Maintenance                     88,497            103,625            122,343
    Percentage increase (decrease)           (14.6)%            (15.3)%             65.7%

Taxes and License                          358,194            397,429            419,483
    Percentage increase (decrease)            (9.9)%             (5.3)%             14.1%

Insurance and Other                         78,217             70,223             66,342
    Percentage increase (decrease)            11.4%               5.8%               4.8%

Impairment Loss                            336,075                  -                  -
    Percentage increase (decrease)             100%                 -%                 -%

Total Cost and Expenses                  3,477,075          3,368,176          3,409,877
    Percentage increase (decrease)             3.2%              (1.2)%             21.3%

Interest                                   654,455            732,704            700,828
    Percentage increase (decrease)           (10.7)%              4.5%               3.5%



     Total cost and expenses decreased by a modest 1.2% in 2001 compared to 2000. Most of the individual categories of costs and expenses for 2001 are relatively consistent with 2000 due to stabilization of the new facility which opened in August 1998. Advertising increased in 2001 due to continued marketing efforts relating to the Holiday Inn facility.

     Total cost and expenses increased by 3.2% in 2002 compared to 2001. All of the individual categories of costs and expenses for 2002 have decreased, with the exception of Insurance expense, which increased 11.4%. Insurance expense has increased due to the rate increases passed down by the Insurance industry. The decreases in costs and expenses are due to the closing of the Uptowner Inn Hotel in January, 2002. Interest has decreased due to the refinancing of the Holiday Inn Hotel & Suites.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Cont'd)


INCOME (LOSS)
-------------
                                       2002           2001          2000
                                    ---------       -------       --------

                                    $(465,518)      $14,266       $(97,216)


     Revenues have increased $101,657 in 2001 , while revenues have decreased $581,477 in 2002. Costs and expenses have decreased $41,701 in 2001, while costs and expenses have decreased $226,846 in 2002, resulting in an increase in net income of $111,482 in 2001, and a decrease in net income of $479,784 in 2002.

     The decrease in net income in 2002 is due largely to the Uptowner Inn Hotel continuing to lose market share in the Huntington area and the inevitable closing of the facility in January, 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years. The Company also booked the impairment of assets and a tax deferred asset during the fiscal year ended June 30, 2002. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. This deferred tax asset relates primarily to net operating losses and depreciation differences which were not offset by valuation allowances. For further discussion, see "Liquidity and Capital Resources", which follows.

ITEM 7.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Cont'd)


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

                                            2002            2001
                                         ----------      ----------

Resources available at
    June 30, 2002 and 2001
  Cash                                   $ 803,660.      $ 186,912.



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

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF JUNE 30, 2002 AND 2001 AND

                               FOR THE YEARS ENDED

                          JUNE 30, 2002, 2001 AND 2000

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF JUNE 30, 2002 AND 2001 AND
                FOR THE YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                TABLE OF CONTENTS

                                                            Page
                                                            ----

INDEPENDENT AUDITOR'S REPORT                                   1

FINANCIAL STATEMENTS

    Consolidated Balance Sheets                              2-3

    Consolidated Statements of Income                          4

    Consolidated Statements of Stockholders' Equity            5

    Consolidated Statements of Cash Flows                    6-7

    Notes to Financial Statements                           8-16


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


Huntington, West Virginia
September 12, 2002

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2002 AND 2001

ASSETS
                                                      2002            2001
                                                  -----------     -----------
   CURRENT ASSETS
     Cash                                         $   751,180     $   152,342
     Cash - escrow                                     52,480          34,570
     Accounts receivable (less allowance for
      doubtful accounts of $3,000 in 2002 and
      $6,000 in 2001)                                  57,421          72,830
     Due from related party                             5,446             -0-
     Inventories                                        6,145           7,715
     Prepaid expenses                                  61,173          48,392
     Deferred tax asset                               132,098             -0-
     Property and equipment held for sale           1,770,073         327,811
                                                  -----------     -----------

         TOTAL CURRENT ASSETS                       2,836,016         643,660
                                                  -----------     -----------

PROPERTY AND EQUIPMENT
   Land                                             1,202,786       1,519,252
   Buildings and improvements                       7,385,301      10,680,357
   Furniture and equipment                          1,276,650       2,761,410
   Construction in progress                            42,567             -0-
                                                  -----------     -----------
                                                    9,907,304      14,961,019

   Less: Accumulated depreciation and
     amortization                                   1,842,424       4,846,594
                                                  -----------     -----------

         TOTAL PROPERTY AND
           EQUIPMENT - NET                          8,064,880      10,114,425

NONMARKETABLE SECURITIES                               40,035             -0-

OTHER ASSETS
   Deposits and other                                 188,142         141,837
                                                  -----------     -----------

         TOTAL ASSETS                             $11,129,073     $10,899,922
                                                  ===========     ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             JUNE 30, 2002 AND 2001


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           2002              2001
                                                       ------------      -----------
LIABILITIES
   CURRENT LIABILITIES
     Accounts payable                                  $    181,386      $   232,588
     Accrued liabilities                                    134,024          200,484
     Taxes other than federal income tax                    327,869          313,480
     Unearned revenue                                        48,461              -0-
     Current portion of long-term debt                      253,430        1,400,385
                                                       ------------      -----------

      TOTAL CURRENT LIABILITIES                             945,170        2,146,937
                                                       ------------      -----------

LONG-TERM LIABILITIES
   Notes payable and capitalized lease obligations        8,542,621        6,636,076
                                                       ------------      -----------

      TOTAL LIABILITIES                                   9,487,791        8,783,013
                                                       ------------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Stockholders' equity
     Common stock, $.50 par value;
      authorized - 5,000,000 shares;
      issued - 1,583,563 shares                             791,782          791,782
   Additional paid-in capital                             1,032,290        1,032,290
   Retained (deficit) earnings                             (172,681)         292,837
   Treasury stock, at cost
     (15,552 shares in 2002)                                (10,109)             -0-
                                                       ------------      -----------

      TOTAL STOCKHOLDERS' EQUITY                          1,641,282        2,116,909
                                                       ------------      -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                           $ 11,129,073      $10,899,922
                                                       ============      ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                               2002             2001             2000
                                           -----------      -----------      -----------
REVENUES
   Rooms                                   $ 3,105,362      $ 3,629,192      $ 3,335,094
   Food and beverage                           107,570          189,802          365,735
   Telephone                                    43,925           50,489           55,534
   Rent                                        229,710          216,496          221,608
   Other                                        47,102           29,167           35,518
                                           -----------      -----------      -----------

         TOTAL OPERATING REVENUES            3,533,669        4,115,146        4,013,489
                                           -----------      -----------      -----------

COSTS AND EXPENSE
   Operating departments
     Cost of sales                             160,319          195,016          233,351
     Salaries                                  822,036          939,612        1,016,332
     Other                                     268,357          333,549          313,566
   General and administrative                  396,633          340,089          341,713
   Advertising                                 228,713          276,172          236,758
   Utilities                                   241,548          244,352          231,631
   Repairs and maintenance                      88,497          103,625          122,343
   Taxes and licenses                          358,194          397,429          419,483
   Depreciation and amortization               498,816          468,109          428,358
   Insurance and other                          78,217           70,223           66,342
   Impairment loss                            (336,075)             -0-              -0-
                                           -----------      -----------      -----------

         TOTAL COSTS AND EXPENSES            3,477,055        3,368,176        3,409,877
                                           -----------      -----------      -----------

         OPERATING INCOME                       56,614          746,970          603,612
                                           -----------      -----------      -----------

OTHER INCOME (EXPENSES)
   Gain on sale of assets                          575              -0-              -0-
   Interest expense                           (654,455)        (732,704)        (700,828)
                                           -----------      -----------      -----------

         TOTAL OTHER INCOME (EXPENSES)        (653,880)        (732,704)        (700,828)
                                           -----------      -----------      -----------

(LOSS) INCOME BEFORE
   INCOME TAXES                               (597,616)          14,266          (97,216)

INCOME TAXES (BENEFIT)                        (132,098)             -0-              -0-
                                           -----------      -----------      -----------

NET (LOSS) INCOME                          $  (465,518)     $    14,266      $   (97,216)
                                           ===========      ===========      ===========

NET (LOSS) INCOME PER SHARE$               $     (0.30)     $      0.01      $     (0.06)
                                           ===========      ===========      ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                            Additional      Retained
                               Common        Paid-in        Earnings        Treasury
                                Stock        Capital        (Deficit)         Stock          Totals
                              --------      ----------      ---------       --------       -----------

Balance - June 30, 1999       $791,782      $1,032,290      $ 375,787       $    -0-       $ 2,199,859

Net (Loss)                         -0-             -0-        (97,216)           -0-           (97,216)
                              --------      ----------      ---------       --------       -----------

Balance - June 30, 2000        791,782       1,032,290        278,571            -0-         2,102,643

Net Income                         -0-             -0-         14,266            -0-            14,266
                              --------      ----------      ---------       --------       -----------

Balance - June 30, 2001        791,782       1,032,290        292,837            -0-         2,116,909

Net (Loss)                         -0-             -0-       (465,518)           -0-          (465,518)

Purchase of common stock           -0-             -0-            -0-        (10,109)          (10,109)
                              --------      ----------      ---------       --------       -----------

Balance - June 30, 2002       $791,782      $1,032,290      $(172,681)      $(10,109)      $ 1,641,282
                              ========      ==========      =========       ========       ===========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 20001 AND 2000

                                                     2002            2001           2000
                                                   ---------      ---------      ---------

CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net (loss) income                               $(465,518)     $  14,266      $ (97,216)
                                                   ---------      ---------      ---------
   Adjustments to reconcile net (loss)
     income to net cash provided by
     operating activities
      Provision for uncollectible accounts            10,592            -0-            -0-
      Depreciation and amortization                  498,816        468,109        428,358
      Debt forgiveness                                   -0-            -0-         (9,000)
      Gain on sale of assets                            (575)           -0-            -0-
      Impairment loss                                336,075            -0-            -0-
      Deferred income taxes                         (132,098)           -0-            -0-

   (Increase) decrease in current assets:
     Accounts receivable                               4,817        (12,859)        26,676
     Due from related party                           (5,446)           -0-            -0-
     Inventories                                       1,570          4,251           (769)
     Prepaid expenses                                (72,209)        16,701            216
     Deposits and other assets                       (46,305)           -0-        (51,511)

   Increase (decrease) in current liabilities:
     Accounts payable                                (51,202)      (125,654)        86,947
     Accrued liabilities                             (66,460)        25,439         (4,560)
     Taxes other than federal income taxes            14,389       (124,040)       125,007
     Unearned revenue                                 48,461            -0-            -0-
                                                   ---------      ---------      ---------

        TOTAL ADJUSTMENTS                            540,425        251,947        601,364
                                                   ---------      ---------      ---------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES                                          74,907        266,213        504,148
                                                   ---------      ---------      ---------

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Purchase of nonmarketable securities              (40,035)           -0-            -0-
   Payments on notes receivable                          -0-         47,899         35,372
   Proceeds from sale of fixed assets                 35,575            -0-            -0-
   Capital expenditures                             (203,180)      (161,535)      (330,331)
                                                   ---------      ---------      ---------

      NET CASH (USED IN) INVESTING
        ACTIVITIES                                  (207,640)      (113,636)      (294,959)
                                                   ---------      ---------      ---------


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2002, 2001 AND 2000

                                               2002            2001           2000
                                           -----------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt               $ 6,800,000      $ 100,000      $ 116,400
  Principal payments of long-term debt      (6,040,410)      (413,729)      (300,188)
  Purchase of treasury stock                   (10,109)           -0-            -0-
                                           -----------      ---------      ---------

     NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                     749,481       (313,729)      (183,788)
                                           -----------      ---------      ---------

Net increase (decrease) in cash and
  cash equivalents                             616,748       (161,152)        25,401

Cash and cash equivalents at beginning
  of year                                      186,912        348,064        322,663
                                           -----------      ---------      ---------

Cash and cash equivalents at end
  of year                                  $   803,660      $ 186,912      $ 348,064
                                           ===========      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash paid during the year for:

  Interest                                 $   759,823      $ 826,622      $ 700,828
                                           ===========      =========      =========

Income taxes                               $       -0-      $     -0-      $     -0-
                                           ===========      =========      =========


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

         ADVERTISING
         Advertising costs totaling $83,691, $84,039 and $86,527 for 2002, 2001 and 2000, respectively, are charged to operations as incurred.

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

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 3 - LONG-TERM DEBT

         The long-term debt of the Company at June 30, 2002 and 2001 consisted of:

                                                                                  2002            2001
                                                                               ----------      ----------
         Notes payable to financial institutions:

           Prime plus 1% installment note due a financial institution secured by a credit line deed of trust, principal and
           interest payable at $33,901 per month until January, 2008           $      -0-      $3,527,675

           Prime plus 1% note due a financial institution, secured by a second deed of trust, interest payable monthly, principal
           payable upon demand                                                        -0-         749,048

           8.7% installment note due a financial institution, secured by a vehicle, payable at $634 per month including interest,
           until July, 2004                                                        14,525          20,501

           8.75% installment note due a financial institution, secured by a vehicle, payable at $376 per month including interest,
           until April, 2003                                                          -0-           7,583

           Note due a financial institution, secured by deed of trust, payable at $17,268 per month including interest, current
           interest rate 9.42%, variable interest rate based upon the three year constant maturity Treasury Bill rate (change
           will not occur more often than every three years) until
           December, 2014*                                                      1,503,581       1,570,167

           8.75% note due a financial institution, secured by property owned by an officer of the Company, payable in full by
           December, 2001                                                             -0-         100,000

           10% term loan, due a financial institution, secured by
           certain assets of an entity controlled by an officer of the
           Company; payable at $1,068 per month, including interest,
           until August, 2004                                                         -0-          34,669

           Prime plus 1% installment note with a floor of 8%, due a
           financial institution, secured by a deed of trust, payable
           at $3,342 per month, including interest, until April, 2002                 -0-         177,569

           Prime plus 2% demand note due a financial institution,
           secured by certain assets of an entity controlled by an
           officer of the Company, interest only payments                             -0-          46,962

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 3 - LONG-TERM DEBT (CONTINUED)

                                                                                  2002            2001
                                                                               ----------      ----------
         Other notes payable:

           8.25% note due the Ohio National Life Insurance Company,
           secured by a deed of trust including equipment, furniture and fixtures and an assignment of rents, principal and interest payable at $57,941 per month with one final payment of the
           balance due in February, 2012.                                      $6,743,270      $      -0-

           10% mortgage note due an individual, secured by a deed of
           trust, payable at $733 per month, including interest, until
           July, 2002                                                               1,031           9,125

           2% note due City of Huntington, secured by a second deed of trust, payable at $2,024 per month, including interest,
           until January, 2008                                                    129,940         151,425

           8.5% note due the Huntington Urban Renewal Authority of
           Huntington, secured by a deed of trust, payable at $3,825 per month interest only, and final installment of all principal and accrued interest then outstanding due and
           payable February, 2004 **                                                  -0-         445,483

           10% note due an individual, unsecured, payable at $100 per
           month, including interest, until July, 2003                              1,143             -0-

           5.5% mortgage note due to the West Virginia Housing
           Development Fund, secured by a deed of trust, payable at
           $3,070 per month, including interest, until November, 2008***          399,021         412,310

           6% note due an individual, payable at $3,559, including
           interest, until July, 2002                                               3,540          44,681

           9.25% note due related company, due October, 2004                          -0-          24,554

           6% promissory note due a related company, secured by a deed
           of trust, due April, 2002, including interest                              -0-          66,546

         Capitalized lease obligations:

           Capitalized lease obligations - Note 4                                     -0-         648,163
                                                                               ----------      ----------
                                                                                8,796,051       8,036,461
           Less current portion                                                   253,430       1,400,385
                                                                               ----------      ----------

           Long-term portion                                                   $8,542,621      $6,636,076
                                                                               ==========      ==========

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

          Maturities of long-term debt during the next five years ending June 30 and thereafter are as follows:

                           2003                $  253,430
                           2004                   275,568
                           2005                   290,604
                           2006                   314,172
                           2007                   340,503
                           Thereafter           7,321,774
                                               ----------
                             Total             $8,796,051
                                               ==========

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

         Following is a summary of property held under capital leases at June
         30:

                                                     2002            2001
                                                   -------        ----------

               Building improvements               $   -0-        $  109,461
               Furniture and equipment                 -0-           973,703
                                                   -------        ----------
                                                       -0-         1,083,164
               Less accumulated depreciation           -0-           311,092
                                                   -------        ----------
               Net                                 $   -0-        $  772,072
                                                   =======        ==========

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

NOTE 6 - INCOME TAXES

         An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. The components of deferred tax asset and deferred tax liability are as follows as of June 30:

                                                  2002        2001        2000
                                               ---------   ---------    --------
          Deferred tax assets:
            Net operating loss carryforward    $ 599,499   $ 529,249    $533,352
            Contribution carryforward              3,418       1,634         965
            Franchise rights                       4,095         -0-         -0-
                                               ---------   ---------    --------
               Total Deferred Tax Asset          607,012     530,883     534,317

          Deferred tax liabilities:
            Depreciation                        (464,820)   (472,828)    470,259)
                                               ---------   ---------    --------

                                                 142,192      58,055      64,058
          Valuation allowance                    (10,094)    (58,055)    (64,058)
                                               ---------   ---------    --------

               Net Deferred Tax Asset          $ 132,098   $     -0-    $    -0-
                                               =========   =========    ========

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

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE 6 - INCOME TAXES (CONTINUED)

         The Company has available at June 30, 2002, unused operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                                               Unused Operating Loss
                        Expiration Date            Carryforwards
                        ---------------        ----------------------
                        June 30, 2003           $   433,830
                        June 30, 2004               245,295
                        June 30, 2005               128,142
                        June 30, 2006               147,900
                        June 30, 2007                78,505
                        June 30, 2008                18,147
                        June 30, 2009                70,932
                        June 30, 2010                   -0-
                        June 30, 2011                 3,816
                        June 30, 2012                 1,150
                        June 30, 2013               199,619
                        June 30, 2019                54,375
                        June 30, 2020               165,986
                        June 30, 2021                 1,341
                        June 30, 2022               214,194
                                                -----------
                            Total               $ 1,763,232
                                                ===========

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


(Registrant)                              UPTOWNER INNS, INC.


                                          By /s/ Carl Midkiff
                                             -----------------------------------
                                             Carl Midkiff, President and Chief
                                             Executive Officer
                                             February 27, 2003


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                          By /s/ Richard Monga
                                             -----------------------------------
                                             Richard Monga, Vice President and
                                             Director
                                             February 27, 2003


                                          By /s/ David Robinson
                                             -----------------------------------
                                             David Robinson, Treasurer and
                                             Director (Principal Financial and
                                             Accounting Officer)
                                             February 27, 2003



                                          By /s/ Hobard Adkins
                                             -----------------------------------
                                             Hobart Adkins, Secretary
                                             February 27, 2003



                                          By /s/ Carl Midkiff
                                             -----------------------------------
                                             Carl Midkiff, President and Chief
                                             Executive Officer
                                             February 27, 2003