Form 10-Q
period 2003-03-31
UPTOWNER INNS INC
filed 2003-05-14
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2003, COMMISSION FILE NUMBER 0-1957


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

   X   Yes                     No
_______                _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes                X    No
_______                _______

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of March 31, 2003.

      Class                            Outstanding at March 31, 2003
      ______                           _______________________________

Common Stock - $.50 par value          1,568,011 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                     AT MARCH 31, 2003 and JUNE 30, 2002



                                         ASSETS

                                  March 31,         June 30,
                                    2003              2002
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $  1,040,721   $    803,660
  Accounts and notes receivable       240,256         62,867
  Inventories                           5,722          6,145
  Prepaid expenses                     62,129         61,173
  Deferred tax asset                  132,098        132,098
  Property held for sale                    -      1,770,073
  Assets to be disposed of                  -        918,535

  Total current assets              1,480,926      3,754,551


Property, Plant and Equipment:
  Land                              1,003,940      1,003,940
  Building and improvements         5,990,928      6,041,475
  Furniture and equipment           1,361,204      1,180,752
  Construction in progress            370,588         42,567


  Less accumulated
  depreciation
  and amortization                  1,257,225      1,122,389

  Property, plant and
  equipment - net                   7,469,435      7,146,345

Other Assets:
    Deposits and other                219,187        228,177

Total Assets                     $  9,169,548   $ 11,129,073


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                     AT MARCH 31, 2003 and JUNE 30, 2002

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,         June 30,
                                     2003              2002
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   196,478     $   181,386
  Accrued liabilities                   97,266         134,024
  Taxes other than Federal
   income taxes                        169,632         327,869
  Unearned revenue                           -          48,461
  Current portion of long-term
    debt                               153,290         236,289
  Liabilities to be disposed of              -         399,021

     Total current liabilities         616,666       1,327,050


Long-Term Liabilities:
  Notes and mortgages payable        6,492,670       8,160,741

     Total liabilities               7,109,336       9,487,791


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings                    246,249        (172,681)
  Treasury stock, at cost (15,552
    Shares)                            (10,109)        (10,109)

    Total stockholders' equity       2,060,212       1,641,282

Total Liabilities and
Stockholders' Equity               $ 9,169,548     $11,129,073


(a) Financial information as of June 30, 2002 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and nine months ended March 31, 2003 and 2002

                                     Three Months Ended      Nine Months Ended
                                       2003         2002        2003        2002

Revenues:
  Rooms                         $   770,142  $   695,021  $ 2,225,810  $ 2,348,322
  Food and beverage                  17,718       22,809       60,628       88,718
  Telephone                           3,628       29,694       13,765       39,088
  Rents                               6,024            -       14,025            -
  Other                               8,911       19,512       21,885       34,056

     Total revenues                 806,423      767,036    2,336,113    2,510,184

Costs and Expenses:
  Operating Departments:
    Cost of sales                    31,993       60,055       96,147      131,006
    Salaries and wages              205,713      187,077      594,993      626,915
    Other                            48,957       92,249      177,636      224,656
  General and Administrative         81,521       90,155      214,277      225,944
  Advertising                        61,828       55,187      183,563      166,460
  Utilities                          42,240       59,801      106,518      175,572
  Repairs and Maintenance            25,219       13,440       63,193       56,852
  Interest                          135,208      134,617      411,013      491,428
  Taxes and licenses                 62,479       96,559      189,733      264,776
  Insurance                           8,155       15,659       25,719       46,978
  Depreciation and Amortization      68,927       97,254      207,944      291,625

     Total costs and expenses       772,240      902,053    2,270,736    2,702,212

  Operating income (loss)            34,183     (135,017)      65,377     (192,028)
    Interest income                     (26)         221           30          221
Income from continuing operations    34,157     (134,796)      65,407     (191,807)

Discontinued operations
  Income from operations of
  the discontinued component,
  including gain on disposal of
  $363,963-3 mo; $379,321-9 mo      352,235       10,802      353,523       23,286

Net Income (Loss) before Income
  Taxes                             386,392     (123,994)     418,930     (168,521)

Income Taxes                              0            0            0            0

Net Income (Loss)               $   386,392   $ (123,994)  $  418,930  $  (168,521)

Earnings (Loss) per Share       $       .25   $     (.08)  $      .27  $      (.11)

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the nine months ended March 31, 2003 and 2002


                                                2003           2002

Cash Flows From Operating Activities:
Net income (loss)                         $   418,930       (168,521)

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               231,568        327,799
  Gain on sale of assets                     (379,321)             -
  (Increase) decrease in deposits               8,991        (51,274)
  (Increase) decrease in current assets:
    Accounts receivable                      (177,387)      (111,703)
    Inventories                                   423            208
    Prepaid expenses                             (955)       (29,006)
  Increase (decrease) in current
  liabilities:
    Accounts payable                           15,245         37,652
    Accrued liabilities                       (85,219)       (65,672)
    Taxes other than Federal income tax      (158,236)       (30,289)

      Total adjustments                      (544,891)        77,715

Net Cash Used in Operating Activities        (125,961)       (90,806)


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the nine months ended March 31, 2003 and 2002



                                                       2003           2002

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $ 3,044,147     $         -
  Capital Expenditures                              (531,033)       (175,900)

     Net cash provided by (used in)
     investing activities                          2,513,114        (175,900)

Cash Flows From Financing Activities:
  Loan proceeds                                            0         979,104
  Payment on notes and mortgages                  (2,150,092)        (80,188)

     Net cash provided by (used in)
     financing activities                         (2,150,092)        898,916

Net Increase (Decrease) in Cash
  and Cash Equivalents                               237,061         632,210

Cash and Cash Equivalents at Beginning of Year       803,660         186,912

Cash and Cash Equivalents at End of Period       $ 1,040,721         819,122


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   438,380     $   576,568











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

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2002

2.  CONTINGENCY
	On February 19, 2003, Uptowner Inns, Inc. received notice from the Huntington Municipal Development Authority that a law suit had been filed for Breach of Contract-Failure to Purchase, Breach of Contract-Confidentiality, Bad Faith, and Intentional Interference with Business Relations. The Huntington Municipal Development Authority is seeking judgment against Uptowner Inns, Inc. in the amount of all general, compensatory, incidental and consequential damages caused by breach of contract enumerated above, in the approximate amount of $5,560,000 with the exact amount to be determined at trial; together with pre-judgment interest as provided by law. On March 11, 2003, an "Answer and Counterclaim" was filed by Uptowner Inns, Inc. denying each and every allegation set forth in the Plantiff's Complaint and demanded strict proof thereof. On March 14, 2003, Judge David M. Pancake set a Pre-trial conference date of September 14, 2004 and a Trial date of September 21, 2004.

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

RESULTS OF OPERATION

   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

     The Holiday Inn Hotel and Suites room revenues increased 13.7% in the three months ended March 31, 2003 relative to the comparable period in 2002 (not taking into consideration the room revenue generated by the Travelodge property). The Holiday Inn Hotel and Suites' average occupancy percentage for the three months ended March 31, 2003 was 78.4%, an increase of 9.13% relative to the comparable period in 2002. This increase is due largely in part to the booking of a consulting group which started staying in the Huntington area in December, 2002. This group is renting approximately 300 room nights per month. This group will be in Huntington for several months, but the number of rooms they will rent cannot be determined due to the changing of their consulting engagement. The 22.3% decrease in food and beverage revenues in the quarter ended March 31, 2003 relative to the comparable period in 2002, is largely due to the complimentary meals provided to hotel guests as an incentive to stay at the property.

       Total cost and expenses have decreased 14.4% primarily due to taxes and depreciation attributed to the Travelodge property, which was sold in July, 2002. In addition, an overall decrease in expenses is related to the closing and sale of the Travelodge property.

	The gain on sale of assets for $363,963 (included in discontinued operation amount) was generated from the sale of the majority of rental properties owned by Uptowner Inns, Inc. The remaining rental activity of the company are not material to the financial statements. Rental assets are less than 10% of total assets, rental revenues are less than 10% of total revenue, rental expenses are less than 10% of total expenses, and net rental income is less than 10% of net income.

RESULTS OF OPERATION, CON'T.

       No provision for income tax expense for the three months ended March 31, 2003 is reflected due to the large amount of net operating loss carryforward ($ 1,770,809) to be applied to taxable income, which has been provided for in previous periods and included in deferred tax assets.

  NINE MONTHS ENDED MARCH 31, 2003 AND 2002

      Room revenues have decreased by 5.2% in the nine months ended March 31, 2003 relative to the comparable period in 2002. Food and Beverage revenues have decreased by 31.7% in the nine months ended March 31, 2003 relative to the comparable period in 2002. These differences, as well as the variances in expenses, are due to the explanations above for the three month period ending March 31, 2003.


LIQUIDITY

     Liquidity, as measured by current assets divided by current liabilities, has decreased from 2.83 at June 30, 2002 to 2.40 at March 31, 2003. This decline is a result of selling the Travelodge property in July 2002. On June 30, 2002, this property was being classified as Property Held for Sale in the current asset section of the balance sheet. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing.


CAPITAL RESOURCES

	The company's cash has increased 29.5% for the nine months ended March 31, 2003. The increase is due to the sale of the majority of the company's rental property. There is also a reduction in liabilities due to the debt that was retired upon selling the majority of rental properties.

     A Letter of Intent between Uptowner Inns, Inc. and Huntington Area Development Corporation was signed on November 16, 2001, for the purchase of 2.2 acres of land. The company planned on constructing a hotel on the site. The company made a $10,000 deposit on the property. The Purchaser had the right and option for a period of 45 days commencing on August 19, 2002, to enter the property to conduct physical inspections. At the expiration of the inspection period, the company paid the sum of $50,000 as an additional deposit. The projected operational date was set at July, 2004, before problems were found with the land fill at the construction site. In February, 2003, Uptowner Inns, Inc. pulled out of the project. In addition to the $60,000 deposit, Uptowner Inns, Inc. had incurred other expenses related to the property for approximately $99,0000, and also lost the $50,000 they paid to Holiday Inn for the franchise agreement. On February 19, 2003, Uptowner Inns, Inc. received notice from the Huntington Municipal Development Authority that a law suit had been filed. See "Contingency" in notes to Consolidated Financial Statements for additional information on the law suit.

CAPITAL RESOURCES, CON'T.

       In February, 2003, the company spent $200,000 acquiring .688 acre & a 10' easement for additional expansion. There is no current commitments or obligations that exist for this property.


ITEM 4:  CONTROLS AND PROCEDURES

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

	On February 19, 2003, the Huntington Municipal Development Authority instituted a lawsuit in the Circuit Court of Cabell County, West Virginia against the company alleging breach of contract-failure to purchase, breach of contract-confidentiality, bad faith, and intentional interference with business relations. The Huntington Municipal
Development Authority is seeking judgment against the company for general, compensatory, incidental and consequential damages caused by breach of contract enumerated above, in an approximate amount of $5,560,000 together with pre-judgment interest. The company filed its answer and counterclaim on March 11, 2003, denying the allegations contained in the complaint. In its counterclaim, the company admits that, based upon express representations made by or on behalf of the Plaintiff, the parties entered into the agreement. However the company alleges Plaintiff breached its obligations contained in the agreement and further negligently and/or fraudulently misrepresented material facts and concealed information from Uptowner for the express purpose of inducing Uptowner to enter into the agreement, and therefore, the language contained in the agreement is not controlling. The company seeks damages in the amount of $2,500,000 or an amount that will fully and fairly compensate Uptowner Inns, Inc. as a result of the acts and omission of the Plaintiff. A pre-trial conference is scheduled for September 14, 2004 and a trial date is scheduled for September 21, 2004.

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


     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2003.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl Midkiff,
                                         CEO and Secretary
		       May 13, 2003




		By /s/ David Robinson,
                                         CFO and Treasurer
		       May 13, 2003

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



	/s/ Carl E. Midkiff
	Chief Executive Officer
	May 13, 2003

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



	/s/ David Robinson
	Chief Financial Officer
	May 13, 2003