Form 10-K
period 2003-06-30
UPTOWNER INNS INC
filed 2003-10-01
CIK 102267

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                    FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED JUNE 30, 2003, COMMISSION FILE NUMBER 0-1957



                               UPTOWNER INNS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             West Virginia                              55-0457171
-----------------------------------------------------------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)


  741 5th Avenue, Huntington, West Virginia                25701
-------------------------------------------------------------------------------
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's Telephone Number, including area code          (304)  525-8162
                                                           ---------------------


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

                    X      Yes                 No
                ---------           ---------

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            -----
        Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).    Yes                    No    X
                                               ---------              --------

        The aggregate market value of the voting stock held by non-affiliates of the registrant, as of the 30th day of June 2003, was $791,782. The book value of stock was used due to the lack of an active market at which to sell the stock.

        As of June 30, 2003, the close of the period covered by this report, the registrant had 1,496,317 shares of its common capital stock issued and outstanding. The registrant has issued no other stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

        None. An amendment to this Form 10-K will be filed by the registrant which amendment will provide the information required by Part III, Items 10, 11 and 12 of this form.

                               UPTOWNER INNS, INC.
                        For the Year Ended June 30, 2003
                                Table of Contents



                                     PART I

                                                                                                        Page
                                                                                                        ----

Item 1:    Business                                                                                        3
Item 2:    Properties                                                                                    4-5
Item 3:    Legal Proceedings                                                                               6
Item 4:    Submission of Matters to a Vote of Security Holders                                             6


                                     PART II

Item 5:    Market for Registrant's Common Stock and Related
               Security Holder Matters                                                                     6
Item 6:    Selected Financial Data                                                                       6-8
Item 7:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                      9-16
Item 7A:   Quantitative and Qualitative Disclosures About Market Risk                                     16
Item 8:    Financial Statements                                                                        17-36
Item 9:    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures                                                       37
Item 9A:   Controls and Procedures                                                                     37-38


                                    PART III

Item 10:   Directors and Executive Officers of the Registrant                                             38
Item 11:   Executive Compensation                                                                         38
Item 12:   Security Ownership of Certain Beneficial Owners
               And Management                                                                             38
Item 13:   Certain Relationships and Related Transactions                                                 39


                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports
               On Form 8-K                                                                                40

Signatures                                                                                                41

                                     PART I


ITEM 1. BUSINESS.

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

        The hotel clientele are predominantly business travelers due to the downtown location. The Holiday Inn Hotel & Suites occupancy for the year averaged 76% with an average room rate of $80. The Holiday Inn Hotel has 135 available rooms per night, or 49,275 available rooms to rent annually. Renting 76% of the 49,275 rooms at an average rate of $80 per night yielded revenue for available rooms of $22,192 per room annually.

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


        (b) During fiscal 2002, 2001 and 2000 the registrant was engaged in substantially two lines of businesses, to-wit, the operation of a hotel with dining facilities, and residential/commercial rentals. The income of the registrant from rentals did not exceed ten percent of the consolidated revenue of the registrant and its subsidiaries for years ended June 30, 2002, 2001 and 2000. Consolidated revenue did not exceed $50,000,000, during any of the last three fiscal years. During fiscal 2003, the residential/commercial rentals line of business was disposed of. This has been reflected in the financial statements as a discontinued component and the prior years have been restated to reflect this presentation.

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

        At June 30, 2003, the registrant and its subsidiaries employ approximately 50 employees.


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


        (b) The registrant owned in fee two lots, used for the over-flow parking, across the street from its main motor hotel at 1432-34 Fourth Avenue, in Huntington, West Virginia. These lots were put up for auction on September 12, 2002 along with the parcel of real estate and building listed at item (j). The sale of these lots closed in January, 2003.


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


        (e) The registrant owned in fee and operated a 40-unit, two-story apartment building within one city block of the motor hotel, at 1340 Fourth Avenue, in Huntington, West Virginia. The apartment building was sold at auction on September 12, 2002, for $361,000, and closed in January, 2003.


        (f) The registrant owned in fee a lot acquired and used for parking, across the street from its main motor hotel at 1420 Fourth Avenue, in Huntington, West Virginia. This lot was sold at auction on September 12, 2002 along with the three-story building listed at item (g). The sale of this lot closed in October, 2002.


        (g) The registrant owned in fee a lot improved by a three-story building within one city block of the main motor hotel at 1416-18 Fourth Avenue, in Huntington, West Virginia. This property was subject to a mortgage in favor of Betty M. Dove, in the original amount of $76,000, 10% interest, maturing June 2002, the balance of which was $1,031 at June 30, 2002. This property is utilized for the corporate offices and rental units. This three-story building was sold at auction on September 3, 2002, for $160,000, and closed in October 2002.

        (h) The registrant owned in fee two vacant lots on the west side of Huntington approximately 3 miles from the main motor hotel and at an exit for Interstate 64. This purchase was finalized in October 1988 from an option entered into in 1983. During fiscal year 2003 one lot was sold. The remaining lot is currently used as a parking lot.

        (i) The registrant purchased a parcel of real estate with a residential building in January 1990. This property is across an alley from the main motor hotel and was acquired for future development and parking. This parcel of real estate was sold at auction on September 3, 2002 with item (g) listed above. The sale was closed in October, 2002.


        (j) The registrant purchased a parcel of real estate with a building housing residential and commercial tenants in July 1991. This property is across the street from its main motor hotel and adjacent to other rental properties and parking facilities. The property has been renovated and is now fully utilized as rental property. The property is subject to a mortgage in favor of West Virginia Housing Development Fund in the original amount of $500,000, 5.5% rate of interest, maturing November 2018, the balance of which is $399,021 at June 30, 2002. The parcel of real estate, building, and the two lots listed in item (b) were sold at auction on September 12, 2002, for $752,000, and closed in January, 2003.


        (k) The registrant owns in fee a Holiday Inn Hotel & Suites, a 135-room motor hotel, located in downtown Huntington at 800 Third Avenue. The hotel officially opened for business August 28, 1998. The property is subject to a mortgage in favor of the Ohio National Life Insurance Company in the original amount $6,800,000, 8.25% rate of interest and maturing February 2012. The balance of the note is $6,598,921 at June 30, 2003. The facility is being marketed for convention and business travelers. It is adjacent to the Huntington Civic Arena and is used as a major part of marketing for conventions and meetings in the Tri-State area.


        (l) The registrant acquired assets from an entity that is controlled by the Company's president and stockholder, Carl Midkiff. The assets consist of land, building, and equipment, located in Proctorville, Ohio, and the terms of the transaction were no less favorable than a similar transaction would have been with an unrelated third party. The assets acquired are currently being rented.


        (m) During the fiscal year ended June 30, 2003, the Company abandoned its plans to construct a Holiday Inn on the Kinetic Park Industrial site due to unsuitable soil compaction studies. In connection therewith, the Company has determined that the carrying value of the construction in process and prepaid franchise fee exceeded its fair value. Accordingly, an impairment loss of $165,798, which is reported in other expenses, and represents the excess of the carrying value of $225,798 over the fair value of $60,000 of deposits to be returned by the seller of the land, has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2003. The fair value is based on the amount agreed to between the Company and the seller of the land.


        Annual reviews of insurance coverage are done and adequate insurance is maintained on all properties.

ITEM 3. LEGAL PROCEEDINGS:

        The Company was a defendant in a lawsuit filed by the seller of a parcel of property which was to be used to construct a Holiday Inn Hotel for breach of contract and for failure to purchase the land and develop the hotel. The suit also alleged violations of confidentiality agreements. The Company filed a countersuit alleging fraud, misrepresentation, and breach of contract. The Company maintained that the results of the soil compaction studies revealed that the land was not suitable for its intended purpose. A settlement agreement was reached in August, 2003. Under the terms of the settlement, the Company will receive its deposit totaling $60,000 back from the seller and all claims between the two parties were dismissed. The effects of this settlement have been reflected in the June 30, 2003 financial statements.



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


        (b) As of the 30th day of June 2003, the approximate number of record holders of common stock of the registrant was 1,392.


        (c) The registrant has paid no dividends with respect to its common stock during the past two years.



ITEM 6.  SELECTED FINANCIAL DATA.


        The following financial information of Uptowner Inns, Inc. and Subsidiaries is for the years ended June 30, 2003, 2002, 2001, 2000 and 1999 on a scope similar to that set forth in the report included elsewhere in this report. These summaries should be read in conjunction with the financial statements and related notes included elsewhere in this report.


* FINANCIAL INFORMATION NOT RESTATED FOR EFFECTS OF DISCONTINUED OPERATIONS.

ITEM 6.
                               UPTOWNER INNS, INC.
                             SELECTED FINANCIAL DATA
(Cont'd)

                                                                                                *                 *
                                            2003             2002              2001             2000              1999
                                            ----             ----              ----             ----              ----

Operating Revenues                    $    3,148,792   $    3,311,361    $    3,899,075   $    4,013,489    $    3,357,351


Income from Operations                       350,221          (28,760)          666,458          603,612           546,029


Net Income (Loss)                            139,937         (465,518)           14,266          (97,216)          113,029


Net Income (Loss)
    per share                                    .09             (.30)              .01             (.06)              .07


Weighted Average
    Number of Shares                       1,529,405        1,580,069         1,583,563        1,583,563         1,583,563


Cash Dividends
    Per Share                                      -                -                 -                -                 -


Total Assets                               8,835,635       11,129,073        10,899,922       11,059,140        11,141,750


Long-Term Debt                             6,453,549        8,542,621         6,636,076        6,876,470         6,913,472

        The increase in operating revenues and income from operations in 2000 and 2001 were entirely the result of the opening of the new Holiday Inn Hotel and Suites, which operated for over ten months in 1999 and the full year in 2000, 2001, 2002 and 2003. The decrease in operating revenues in 2002 and 2003 is due largely to the closing of the Uptowner Inn facility in January 2002. The income from operations decreased in 2002 and increased in 2003. The decrease in costs and expenses in 2002 and 2003 did not decrease in relation to the decrease in revenues in 2002, as noted above. The Uptowner Inn location ceased doing business, but many expenses continued several months later as part of the process of closing down. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

        The decrease in net income in 2002 is due to the explanation above, along with the booking of impaired assets and a tax-deferred asset. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. The increase in net income in 2003 is due to the net effect of property sales, the impairment loss on the Kinetic Park project, and the increased revenue generated by the Holiday Inn Hotel and Suites.

        The increase in long-term debt in 2002 is the result of the refinancing of the Holiday Inn Hotel and Suites. The refinancing was for 6.8 million dollars at 8.25%, with a twenty-year amortization and a ten-year balloon. The decrease in long-term debt in 2003 is the result of the sale of rental properties and the sale of the Uptowner Inn facility, and the retirement of the related debt.

ITEM 6.
                               UPTOWNER INNS, INC.
                             SELECTED FINANCIAL DATA
                                    (Cont'd)


                        SELECTED QUARTERLY FINANCIAL DATA


                            6/30/03      3/31/03    12/31/02      9/30/02     6/30/02       3/31/02       12/31/01      9/30/01
                            -------      -------    --------      -------     -------       -------       --------      -------


         Total Revenues       $812,679     $806,423    $733,195     $796,495    $801,178      $767,036       $788,919     $954,228


 Income from Operations      (177,296)       34,182    (20,254)       51,451   (418,839)     (135,014)       (89,368)       32,354


      Net Income (Loss)      (278,994)      386,391    (19,216)       51,756   (296,997)     (123,991)       (84,190)       39,660


      Net Income (Loss)
              per share          (.18)          .24       (.01)          .03       (.19)         (.08)          (.05)          .03


       Weighted Average
       Number of shares      1,529,405    1,565,400   1,565,400    1,565,400   1,580,069     1,580,069      1,580,069    1,580,069



        All selected quarterly financial data has been restated with the income
(loss) from discontinued operations being reported separately.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


* FINANCIAL INFORMATION NOT RESTATED FOR EFFECTS OF DISCONTINUED OPERATIONS.



ASSETS AND LIABILITIES                                                     2003                  2002
----------------------                                                     ----                  ----

Current Assets                                                       $   1,378,941         $   2,836,016
    Percentage Increase (Decrease)                                         (51.4)%               340.6%

Total Assets                                                             8,835,635            11,129,073
    Percentage Increase (Decrease)                                         (20.6)%                 2.1%

Total Liabilities                                                        7,083,795             9,487,791
    Percentage Increase (Decrease)                                         (25.3)%                 8.0%


        Current assets decreased in 2003 due to the presentation of the Uptowner Inn Hotel as property held for sale in 2002. The Hotel sold on July 3, 2002, thus reducing the current assets. Also, total assets have decreased in 2003 due to the sale of rental properties and the Uptowner Inn facility. The decrease in total liabilities in 2003 is the result of the debt retirement related to the sale of rental properties and the Uptowner Inns facility.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)



REVENUES
                                                           2003                  2002                  2001
                                                           ----                  ----                  ----

Total Revenues                                       $     3,148,792       $     3,311,361       $     3,899,075

    Percentage Increase (Decrease)                              (4.9)%               (15.1)%                 *


Motor Inn Revenues                                         3,002,693             3,105,362             3,629,192

    Percentage Increase (Decrease)                              (3.3)%               (14.4)%                 8.8%

    Percentage of Total Revenues                                95.4%                 93.8%                 93.1%


Food and Beverage                                             70,177               107,570               189,802

    Percentage Increase (Decrease)                             (34.8)%               (43.3)%               (48.1)%


Discontinued Operations                                      273,812                13,251                (3,403)

    Percentage Increase (Decrease)                            1966.3%                489.4%                  *



        Due to the Holiday Inn Hotel and Suites becoming an established property within the Huntington market, the occupancy rate at this facility increased from 70% in 2002 to 76% in 2003. Additionally, room revenues from the Uptowner Inn increased in 2001 due to an increase in the occupancy rate attributable to increased demand for newly renovated rooms. The decrease in motor inn revenues in 2002 and 2003 is due largely to the closing of the Uptowner Inn facility in January 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years.

        The decrease in food and beverage revenue is largely attributed to the elimination of the Uptowner Inn lounge facility in January 2002. The Holiday Inn Hotel and Suites restaurant sales have decreased 15% from 2002 due to the added restaurants in the downtown area.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)


                OPERATING COST AND EXPENSES AND INTEREST EXPENSES


                                                                       2003              2002             2001
                                                                       ----              ----             ----

Cost of Sales and Other Operating
  Department Expenses                                             $     357,474     $     428,676    $     528,565
    Percentage increase (decrease)                                  (    16.6)%       (    18.9)%      (     3.4)%

Salaries                                                                770,769           822,036          939,612
    Percentage increase (decrease)                                  (     6.2)%       (    12.5)%      (     7.5)%

Advertising                                                             246,446           228,713          276,172
    Percentage increase (decrease)                                        7.8%        (    17.2)%           16.6%

Utilities                                                               136,038           227,148          224,468
    Percentage increase (decrease)                                  (    40.1)%             1.2%             *

Repairs and Maintenance                                                  88,327            72,683           92,164
    Percentage increase (decrease)                                       21.5%        (    21.1)%            *

Taxes and License                                                       261,570           332,428          371,181
    Percentage increase (decrease)                                  (    21.3)%       (    10.4)%            *

Insurance and Other                                                      53,762            68,073           61,892
    Percentage increase (decrease)                                  (    21.0)%            10.0%             *

Total Cost and Expenses                                               2,798,571         3,340,121        3,232,617
    Percentage increase (decrease)                                  (    16.2)%             3.3%             *

Interest                                                                462,138           582,682          648,789
    Percentage increase (decrease)                                  (    20.7)%       (    10.2)%            *


        Total cost and expenses increased by 3.3% in 2002 compared to 2001. All of the individual categories of costs and expenses for 2002 decreased, with the exception of insurance expense, which increased 10.0%, and utilities expense, which increased 1.2%. Insurance expense has increased due to the rate increases passed down by the insurance industry. The decreases in costs and expenses are due to the closing of the Uptowner Inn Hotel in January 2002. Interest has decreased due to the refinancing of the Holiday Inn Hotel & Suites.

        Total cost and expenses decreased 16.2% in 2003 compared to 2002. All of the individual categories of costs and expenses for 2003 have decreased, with the exception of Advertising expense and Repairs & Maintenance expense. As noted in the above paragraph, the decreases in costs and expenses are due to the closing of the Uptowner Inn Hotel in January 2002. Cost and expenses should begin to level out as the property has now been closed for nearly eighteen months. Advertising expense has increased due the additional revenue generated by the Holiday Inn Hotel and Suites. Repairs and Maintenance expense has increased due to needed repairs to the Holiday Inn property, and the prevention of the hotel looking dated.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)





INCOME (LOSS)

                                                           2003                  2002                  2001
                                                           ----                  ----                  ----

                                                     $       139,937       $(      465,518)      $        14,266



        Revenues decreased $587,714 in 2002, while revenues have decreased $162,569 in 2003. Costs and expenses increased $107,504 in 2002, while costs and expenses have decreased $541,550 in 2003, resulting in a decrease in net income of $479,784 in 2002, and an increase in net income of $605,455 in 2003.

        The decrease in net income in 2002 is due largely to the Uptowner Inn Hotel continuing to lose market share in the Huntington area and the inevitable closing of the facility in January 2002. The decision was made to close down the Uptowner Inn facility due to the cash drain for the last several years. The Company also booked the impairment of assets and a tax- deferred asset during the fiscal year ended June 30, 2002. During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075 is reported in other expenses, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073 and has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price. An income tax expense of $21,958 was recognized in fiscal year ended June 30, 2003 as a result of recording an adjustment to the net deferred tax asset. An income tax benefit of $132,098 was recognized in fiscal year ended June 30, 2002 as a result of recording a net deferred tax asset. This deferred tax asset relates primarily to net operating losses and depreciation differences which were not offset by valuation allowances. For further discussion, see "Liquidity and Capital Resources", which follows.

        The increase in net income in 2003 is due largely to the gain on sale of rental property, along with the increased occupancy percentages at the Holiday Inn Hotel and Suites. During the fiscal year ended June 30, 2003, the Company sold four of its rental properties. The decision to sell those components was based on the desire of management to discontinue the residential and commercial rental business and to focus the efforts and resources of the Company on the hotel business. The results of operations totaling $273,812 inclusive of a gain on disposal of $294,136, was reported in discontinued operations in the accompanying 2003 financial statements. The accompanying 2002 and 2001 financials statements have been restated for comparative purposes totaling $13,251 and $(3,403), respectively. No income tax was reported on the discontinued operations due to the utilization of net operating loss carryforwards. Revenue related to the rental properties totaled $111,907, $222,307 and $216,071 in 2003, 2002 and 2001, respectively.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)


LIQUIDITY AND CAPITAL RESOURCES


                                                                                 2003                  2002
                                                                                 ----                  ----

Resources available at
        June 30, 2003 and 2002
    Cash                                                                   $     1,161,986       $       803,660


        The liquidity, as measured by current assets divided by current liabilities, has decreased from 3.00 in 2002 to 2.19 in 2003. This decrease of liquidity is a result of the Holiday Inn Hotel and Suites refinancing and the reclassifying of the Uptowner Inn Hotel from property and equipment to property and equipment held for sale in the fiscal year ended June 30, 2002. On July 3, 2002, the Company closed on the sale of the Uptowner Inn Hotel. Existing loans with balances totaling $1,633,521 as of June 30, 2002 were paid off upon closing. In addition, the Company received cash totaling $63,085. In addition, this liquidity decrease was offset by the sale of three apartment buildings, which generated $843,004 in cash, and $393,115 in debt retirement.

        It is likely that the Company's liquidity position will continue to decrease in the next two to three years. Management estimates that business will fall approximately 10% over this time period due to construction work near the hotel. The construction work for the new Pullman Square project is going on right next to the hotel, and has caused many guests to leave the Holiday Inn property due to excessive early morning noise. Many guests have also left due to the lack of parking that the construction work has caused.

        There are also plans to add a new Holiday Inn property in Barboursville, WV, but will probably be another one to two years before construction for that site begins. The Company has purchased the franchise agreement from Holiday Inn, and has also purchased a portion of the land needed for the new construction.

        The Company is in the process of obtaining a valuation of the Company's common stock. The purpose of this valuation is to provide the company's management with information to consider the feasibility of engaging in a going private transaction whereby the Company would seek shareholder approval for a reverse stock split and providing a cash payment for fractional shares of common stock. If the Company were to engage in such a transaction, the transaction would have the effect of reducing the number of shareholders from 1,392 to 11 and the company would no longer file reports with the Securities and Exchange Commission.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)


CRITICAL ACCOUNTING POLICIES


IMPAIRMENT OF LONG-LIVED ASSETS
        Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and used is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

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



RECENT ACCCOUNTING PRONOUNCEMENTS


        In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt SFAS 149 for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial position.

        In July, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company is required to adopt SFAS 150 for financial instruments entered into or modified after May 31, 2003, and otherwise for periods beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its operating results or financial position.

ITEM 7.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Cont'd)


RELATED PARTY TRANSACTIONS

        During the fiscal year ended June 30, 2003, the Company sold three of its commercial rental properties to a company partially owned by Uptowner Inns, Inc.'s Chairman of the Board of Directors, President and Chief Executive Officer and a director who are also stockholders for $1.113 million. The transaction resulted in the payoff of an existing note payable with an outstanding balance of $393,115, receipt of cash totaling $702,759 and a gain on the sale totaling $362,731. As of June 30, 2003, Uptowner Inns, Inc. has a receivable from this company totaling $4,798 for insurance premiums paid on the sold properties (reported as due from related parties).

        The Company's Chairman of the Board of Directors, President and Chief Executive Officer, who is a stockholder of the Company, also controls other companies and partnerships. During the fiscal year ended June 30, 2002, the Company purchased an interest in one of the corporations and two of the partnerships for a total investment of $39,891. The investments are accounted for at cost and are reported as non-current non-marketable securities in the accompanying 2003 and 2002 financial statements. In addition, as of June 30, 2003 and 2002, the Company has an accounts receivable due from the related corporation totaling $5,446. As of June 30, 2003, the Company also had a note receivable due from the related corporation totaling $300,000. The note was due June 1, 2003 and carries an interest rate of 10%.

        During the fiscal years ended June 30, 2003 and 2002, the Company paid $66,359 and $92,290, respectively, to an insurance company which is partially owned by a member of the Board of Directors. The payments represent premium payments for the Company's business insurance (i.e., property and liability, auto, crime, etc.) and are expensed over the term of the policy.

        The mother of the Company's Chairman of the Board of Directors, President and Chief Executive Officer, who held that position until July 2002, resides in the Company's hotel. The lodging and meals are provided at no cost. In addition, she receives compensation totaling $40,000 per year for two years as part of a compensation package for her retirement.

        During the year ended June 30, 2001, the Company acquired land and a building from an entity that was controlled by the Company's Chief Executive Officer and stockholder. The cost of the land and building totaling $329,500 is reported as property and equipment in the accompanying 2003 and 2002 financial statements. In addition, an investment which consisted of undeveloped land was acquired in the amount of $35,000 and was reported at cost. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. The investment in the undeveloped land was sold in fiscal year ended June 30, 2002 for $35,575 and resulted in a gain of $575. The liabilities assumed and the promissory note were paid in full in fiscal year ended June 30, 2002. Beginning in fiscal year ended June 30, 2002, the land and building was leased to an outside party under an operating lease expiring March, 2007.

        During the fiscal year ended June 30, 2001, the Company renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the fiscal year ended June 30, 2001. As of June 30, 2003 and 2002, the balance of the note payable is $-0- and $3,540, respectively, and is included in
Note 3.

        The Company had a note payable due an entity that is controlled by a major stockholder. The balance of the note at June 30, 2003 and 2002 is $-0-. Interest expense for the fiscal years ended June 30, 2003, 2002, and 2001 totaled $-0-, $4,342 and $3,753, respectively.

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




ITEM 7A.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK



        The Company does not anticipate significant market risk. The fair value of the Corporation's long-term debt is estimated based on the rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair value for long-term debt as of June 30, 2003, and 2002 was $6,607,000 and $8,670,000, respectively.

                       UPTOWNER INNS, INC. AND SUBSIDIARY


ITEM 8.           FINANCIAL STATEMENTS

               Financial Statements:

               Uptowner Inns, Inc. and Subsidiaries
                    Opinion of Independent Certified Public Accountant for the
                          Year Ended June 30, 2003
                          Year Ended June 30, 2002
                          Year Ended June 30, 2001
                    Consolidated Balance Sheets as of June 30, 2003 and 2002 Consolidated Statement of Operations for the
                          Year Ended June 30, 2003, 2002 and 2001
                    Consolidated Statement of Stockholders' Equity for the
                          Year Ended June 30, 2003, 2002 and 2001
                    Consolidated Statement of Cash Flows for the
                          Year Ended June 30, 2003, 2002 and 2001
                    Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia


        We have audited the accompanying consolidated balance sheets of Uptowner Inns, Inc. and Subsidiary as of June 30, 2003 and 2002 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, stockholders' equity, and cash flows of Uptowner Inns, Inc. for the year ended June 30, 2001, was audited by other auditors, whose report dated August 27, 2001, expressed an unqualified opinion on these statements.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uptowner Inns, Inc. and Subsidiary as of June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                      /s/   SULLIVAN, WARE & HALL, P.L.L.C
                                      Certified Public Accountants



Huntington, West Virginia
July 28, 2003

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Uptowner Inns, Inc. and Subsidiary
Huntington, West Virginia



We have audited the accompanying consolidated balance sheet of Uptowner Inns, Inc. and Subsidiary as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Uptowner Inns, Inc. as of June 30, 2000, and for the two years ended June 30, 2000, were audited by other auditors, whose report dated November 28, 2000, expressed an unqualified opinion on those statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uptowner Inns, Inc. and Subsidiary as of June 30, 2001, and the consolidated results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                /s/   J.D. CLOUD & CO. L.L.P.
                                                Certified Public Accountants



August 27, 2001
Cincinnati, Ohio

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2003 AND 2002


ASSETS

                                                                   2003                        2002
                                                                   ----                        ----
CURRENT ASSETS
   Cash                                                      $     1,161,986             $        751,180
   Cash - escrow                                                          -0-                      52,480
   Accounts receivable (less allowance for
     doubtful accounts of $3,000 in 2003
     and 2002)                                                       127,648                       57,421
   Due from officers, directors and employees                          1,550                           -0-
   Due from related parties                                           10,244                        5,446
   Note receivable + related party                                    30,000                           -0-
   Inventories                                                         4,483                        6,145
   Prepaid expenses                                                   43,030                       61,173
   Deferred tax asset                                                     -0-                     132,098
   Property and equipment held for sale                                   -0-                   1,770,073
                                                                   ---------                  -----------

         TOTAL CURRENT ASSETS                                      1,378,941                    2,836,016
                                                                   ---------                  -----------

PROPERTY AND EQUIPMENT
   Land                                                              820,553                    1,202,786
   Buildings and improvements                                      6,005,920                    7,385,301
   Furniture, equipment, and vehicles                              1,400,047                    1,276,650
   Construction in progress                                          211,870                       42,567
                                                                   ---------                  -----------
                                                                   8,438,390                    9,907,304

   Less: Accumulated depreciation and
     amortization                                                  1,345,436                    1,842,424
                                                                   ---------                  -----------

         TOTAL PROPERTY AND
           EQUIPMENT - NET                                         7,092,954                    8,064,880

NONMARKETABLE SECURITIES                                              14,144                       40,035

OTHER ASSETS
   Deferred tax asset                                                110,140                           -0-
   Deposits and other                                                239,456                      188,142
                                                                   ---------                  -----------

         TOTAL OTHER ASSETS                                          349,596                      188,142
                                                                   ---------                  -----------

         TOTAL ASSETS                                        $     8,835,635             $     11,129,073
                                                                   =========                  ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                             JUNE 30, 2003 AND 2002



LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   2003                        2002
                                                                   ----                        ----
LIABILITIES
   CURRENT LIABILITIES
     Accounts payable                                        $       163,427             $        181,386
     Accrued liabilities                                             120,958                      134,024
     Taxes other than federal income tax                             192,571                      327,869
     Unearned revenue                                                     -0-                      48,461
     Current portion of long-term debt                               153,290                      253,430
                                                                 -----------                  -----------

      TOTAL CURRENT LIABILITIES                                      630,246                      945,170
                                                                 -----------                  -----------

LONG-TERM LIABILITIES
   Notes payable                                                   6,453,549                    8,542,621
                                                                 -----------                  -----------

      TOTAL LIABILITIES                                            7,083,795                    9,487,791
                                                                 -----------                  -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Stockholders' equity
     Common stock, $.50 par value;
      authorized - 5,000,000 shares;
      issued - 1,583,563 shares                                      791,782                      791,782
   Additional paid-in capital                                      1,032,290                    1,032,290
   Retained (deficit) earnings                                       (32,744)                    (172,681)
   Treasury stock, at cost (87,246 shares in 2003
     and 15,552 shares in 2002)                                      (39,488)                     (10,109)
                                                                 -----------                  -----------

      TOTAL STOCKHOLDERS' EQUITY                                   1,751,840                    1,641,282
                                                                 -----------                  -----------

      TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                 $     8,835,635             $     11,129,073
                                                                   =========                   ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001



                                                                 2003              2002              2001
                                                                 ----              ----              ----
REVENUES
   Rooms                                                 $       3,002,693   $    3,105,362    $    3,629,192
   Food and beverage                                                70,177          107,570           189,802
   Telephone                                                        17,471           43,925            50,489
   Rent                                                             29,690            7,402               425
   Other                                                            28,761           47,102            29,167
                                                                 ---------         ---------        ---------

         TOTAL OPERATING REVENUES                                3,148,792         3,311,361        3,899,075
                                                                 ---------         ---------        ---------

COSTS AND EXPENSE
   Operating departments
     Cost of sales                                                 128,153           160,319          195,016
     Salaries                                                      770,769           822,036          939,612
     Other                                                         229,321           268,357          333,549
   General and administrative                                      396,266           373,910          318,612
   Advertising                                                     246,446           228,713          276,172
   Utilities                                                       136,038           227,148          224,468
   Repairs and maintenance                                          88,327            72,683           92,164
   Taxes and licenses                                              261,570           332,428          371,181
   Depreciation and amortization                                   322,121           450,379          419,951
   Insurance - related party                                        53,762            68,073           61,892
   Impairment loss                                                 165,798           336,075               -0-
                                                                ----------        ----------     -------------


         TOTAL COSTS AND EXPENSES                                2,798,571         3,340,121        3,232,617
                                                                 ---------         ---------        ---------

         OPERATING INCOME (LOSS)                                   350,221           (28,760)         666,458
                                                                ----------        ----------       ----------

OTHER INCOME (EXPENSES)
   Gain on sale of assets                                               -0-              575               -0-
   Interest expense (inclusive of $4,342 and
     $3,753 paid to related parties in 2002 and
     2001, respectively, and net of waiver of
     related party interest of $60,161 in 2001)                   (462,138)         (582,682)        (648,789)
                                                                ----------        ----------        ---------

         TOTAL OTHER INCOME (EXPENSES)                            (462,138)         (582,107)        (648,789)
                                                                ----------        ----------       ----------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                                 (111,917)         (610,867)          17,669

INCOME TAXES (BENEFIT)                                              21,958          (132,098)              -0-
                                                                ----------        ----------     -------------

(LOSS) INCOME FROM CONTINUING
   OPERATIONS                                                     (133,875)         (478,769)          17,669


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001




                                                                 2003              2002              2001
                                                                 ----              ----              ----
DISCONTINUED OPERATIONS
   Income from operations of discontinued
     component (including gain on disposal of
     $294,136 in 2003 of which $362,731
     was from a related party. Also including
     $12,729, $10,144 and $8,331 paid
     to a related party in 2003, 2002, and 2001,
     respectively for insurance premiums)                    $     273,812    $       13,251    $      (3,403)
   Income tax                                                           -0-               -0-              -0-
                                                                 ---------        ----------         --------

   INCOME (LOSS) FROM DISCONTINUED
     OPERATIONS                                                    273,812            13,251           (3,403)
                                                                 ---------        ----------         --------

NET INCOME                                                   $     139,937    $     (465,518)     $    14,266
                                                                 =========        ==========          =======

NET INCOME (LOSS) PER SHARE                                  $        0.09    $        (0.30)          $ 0.01
                                                                 =========        ==========          =======

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001







                                                   Additional         Retained
                                    Common           Paid-in          Earnings      Treasury
                                     Stock           Capital          (Deficit)       Stock          Totals
                                     -----           -------          ---------       -----          ------

Balance - June 30, 2000         $   791,782       $   1,032,290    $     278,571   $        -0- $   2,102,643

Net Income                               -0-                 -0-          14,266            -0-        14,266
                                  ---------        ------------        ---------       -------     ----------

Balance - June 30, 2001             791,782           1,032,290          292,837            -0-     2,116,909

Net (Loss)                               -0-                 -0-        (465,518)           -0-      (465,518)

Purchase of common stock                 -0-                 -0-              -0-      (10,109)       (10,109)
                                  ---------        ------------        ---------       -------     ----------

Balance - June 30, 2002             791,782           1,032,290         (172,681)      (10,109)     1,641,282

Net Income                               -0-                 -0-         139,937            -0-       139,937

Purchase of common stock                 -0-                 -0-              -0-      (29,379)       (29,379)
                                  ---------        ------------        ---------       -------     ----------

Balance - June 30, 2003         $   791,782       $   1,032,290    $     (32,744)  $   (39,488) $   1,751,840
                                  =========        ============        =========       =======     ==========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                     2003                  2002             2001
                                                                     ----                  ----             ----
CASH FLOWS FROM OPERATING
  ACTIVITIES
   Net income (loss)                                            $     139,937         $   (465,518)      $    14,266
                                                                     --------             --------          --------
   Adjustments to reconcile net income
     (loss) to net cash provided by
     operating activities
      Provision for uncollectible accounts                                 -0-              10,592                -0-
      Depreciation and amortization                                   343,947              498,816           468,109
      Gain on sale of assets                                         (294,136)                (575)               -0-
      Impairment loss                                                 165,798              336,075                -0-
      Deferred income taxes                                            21,958             (132,098)               -0-

   (Increase) decrease in current assets:
     Accounts receivable                                              (70,227)               4,817           (12,859)
     Due from officers, directors and employees                        (1,550)                  -0-               -0-
     Due from related parties                                          (4,798)              (5,446)               -0-
     Inventories                                                        1,662                1,570             4,251
     Prepaid expenses                                                 (12,786)             (72,209)           16,701
     Deposits and other assets                                        (96,314)             (46,305)               -0-

   Increase (decrease) in current liabilities:
     Accounts payable                                                 (17,959)             (51,202)         (125,654)
     Accrued liabilities                                              (13,066)             (66,460)           25,439
     Taxes other than federal income taxes                           (135,298)              14,389          (124,040)
     Unearned revenue                                                 (48,461)              48,461                -0-
                                                                     --------             --------          --------

        TOTAL ADJUSTMENTS                                            (161,230)             540,425           251,947
                                                                     --------             --------          --------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                                (21,293)              74,907           266,213
                                                                     --------             --------          --------

CASH FLOWS FROM INVESTING
  ACTIVITIES
   Loans made to related party                                        (30,000)                  -0-               -0-
   Purchase of nonmarketable securities                                    -0-             (40,035)               -0-
   Payments on notes receivable                                            -0-                  -0-           47,899
   Proceeds from sale of fixed assets                               3,143,696               35,575                -0-
   Capital expenditures                                              (541,377)            (203,180)         (161,535)
                                                                    ----------             --------          --------

      NET CASH PROVIDED BY (USED IN)
        INVESTING ACTIVITIES                                        2,572,319             (207,640)         (113,636)
                                                                    ---------             --------          --------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 2003, 2002 AND 2001


                                                                     2003                2002               2001
                                                                     ----                ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of long-term debt                                   $           -0-      $   6,800,000       $    100,000
  Principal payments of long-term debt                             (2,189,212)         (6,040,410)          (413,729)
  Purchase of treasury stock                                           (3,488)            (10,109)                -0-
                                                                   ----------         -----------        -----------

     NET CASH (USED IN) PROVIDED BY
      FINANCING ACTIVITIES                                         (2,192,700)            749,481           (313,729)
                                                                   ----------         -----------        -----------

Net increase (decrease) in cash and
  cash equivalents                                                    358,326             616,748           (161,152)

Cash and cash equivalents at beginning
  of year                                                             803,660             186,912            348,064
                                                                   ----------         -----------        -----------

Cash and cash equivalents at end
  of year                                                      $    1,161,986       $     803,660       $    186,912
                                                                   ==========         ===========        ===========



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash paid during the year for:
  Interest                                                     $      575,192       $    759,823        $    826,622
                                                                   ==========         ===========        ===========

  Income taxes                                                 $          -0-       $         -0-       $         -0-
                                                                   ==========         ===========        ===========


SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES

       In fiscal year ended June 30, 2003, the Company received 64,719 shares of its own stock as a result of the liquidation of a related partnership in which it owned a 24.5% interest in. The Company's basis in the related partnership was $25,891. As such, nonmarketable securities were reduced and Treasury stock was increased by $25,891.

       In fiscal year ended June 30, 2001, the Company purchased land and a building for $364,500. In conjunction with the acquisition, liabilities were assumed for $272,935 and a note was issued for $91,565.



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION
              The consolidated financial statements include the accounts of Uptowner Inns, Inc. and its subsidiary after elimination of all material intercompany balances and transactions. The wholly owned subsidiary has had no activity since 1981.

              BUSINESS ACTIVITY
              The Company operated two (2) motor inns in Huntington, West Virginia, known as Holiday Inn Hotel and Suites and Uptowner Inns. The Holiday Inn Hotel & Suites includes dining and banquet facilities and both motor inns included a lounge. The Uptowner Inns facility was closed in January, 2002 and was sold in July, 2002. In addition, the Company operated apartment buildings and rental properties located in Huntington, West Virginia and Proctorville, Ohio. During the year ended June 30, 2003, the apartment buildings and rental properties located in Huntington, West Virginia were sold.

              REVENUE RECOGNITION
              The Company generally recognizes revenue when persuasive evidence of an arrangement exists, delivery of services has occurred, the fee is fixed or determinable, and collectibility is probable. Cash payments received in advance are recorded as deferred revenue.

              INVENTORIES
              Inventories are stated at the lower of cost or market on the first-in, first-out method.

              PROPERTY AND EQUIPMENT
              Property and equipment are stated at cost with depreciation being provided on the straight-line method over the estimated useful lives of the assets as follows:

                      Building and improvements                   10 - 40 years
                      Furniture and equipment                      3 - 10 years
                      Vehicles                                          5 years

              Repairs, maintenance and renewals are charged to operations as incurred, and expenditures for significant betterments and renewals are capitalized.

              IMPAIRMENT OF LONG-LIVED ASSETS
              Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003




NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              NONMARKETABLE SECURITIES
              Nonmarketable securities, which consists primarily of an affiliated corporation and one (2003) and two (2002) affiliated partnership(s) are stated at cost which does not exceed estimated net realizable value.

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

              PER SHARE COMPUTATIONS
              Income per share computations are based on the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding was 1,529,405 for 2003, 1,580,069 for 2002 and 1,583,563 for 2001.

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

              AMORTIZATION
              The costs of franchise rights acquired are being amortized on the straight-line method over their remaining contractual lives. Fees and other expenses associated with the debt refinancing are being amortized on the straight-line method over the life of the loan. Amortization expense charged to operations for the fiscal years ending June 30, 2003, 2002, and 2001was $25,929, $59,428, and
              $27,571, respectively.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



NOTE 1 -
              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

              RECENT ACCOUNTING PRONOUNCEMENTS
              In May, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company is required to adopt SFAS 149 for contracts entered into or modified after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its operating results or financial position.

              In July, 2003, the FASB issued Statement on Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150") SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. The Company is required to adopt SFAS 150 for financial instruments entered into or modified after May 31, 2003, and otherwise for periods beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its operating results or financial position.

NOTE 2 - IMPAIRMENT OF ASSETS

              During the fiscal year ended June 30, 2003, the Company abandoned its plans to construct a Holiday Inn Hotel on the Kinetic Park Industrial site due to unsuitable soil compaction studies. In connection therewith, the Company has determined that the carrying value of the construction in process and prepaid franchise fee exceeded its fair value. Accordingly, an impairment loss of $165,798, which is reported in other expenses, and represents the excess of the carrying value of $225,798 over the fair value of $60,000 of deposits to be returned by the seller of the land, has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2003. The fair value is based on the amount agreed to between the Company and the seller of the land.

              During the fiscal year ended June 30, 2002, the Company initiated a plan to dispose of the Uptowner Inn Hotel. The sale of the hotel closed July 3, 2002. In connection therewith, the Company determined that the carrying value of the hotel exceeded its fair value. Accordingly, an impairment loss of $336,075, which represents the excess of the carrying value of $2,106,148 over the fair value of $1,770,073, has been charged to operations in the fourth quarter of the fiscal year ended June 30, 2002. The fair value is based on the actual sales price.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 3 - LONG-TERM DEBT

              The long-term debt of the Company at June 30, 2003 and 2002 consisted of:


                                                                                2003             2002
                                                                                ----             ----
      Notes payable to financial institutions:
         8.7% installment note due a financial institution, secured by a vehicle, payable at $634 per month including interest,
         until July, 2004                                                   $       7,918  $       14,525

         Note due a financial institution, secured by deed of trust, payable at $17,268 per month including interest, interest rate
         9.42% as of June 30, 2002, variable interest rate based upon the three year constant maturity Treasury Bill rate (change will not occur more often than every three years)
         until December, 2014*                                                         -0-      1,503,581


       Other notes payable:

         8.25% note due the Ohio National Life Insurance Company, secured by a deed of trust including equipment, furniture and fixtures and an assignment of rents, principal and interest payable at
         $57,941 per month with one final payment of the
         balance due in February, 2012.                                         6,598,921       6,743,270

         10% mortgage note due an individual, secured by a deed of
         trust, payable at $733 per month, including interest, until
         July, 2002                                                                    -0-          1,031

         2% note due City of Huntington, secured by a second deed of trust, payable at $2,024 per month, including interest, until
         January, 2008                                                                 -0-        129,940

         10% note due an individual, unsecured, payable at $100 per
         month, including interest, until July, 2003                                   -0-          1,143

         5.5% mortgage note due to the West Virginia Housing
         Development Fund, secured by a deed of trust, payable at
         $3,070 per month, including interest, until November, 2008**                  -0-        399,021

         6% note due an individual, payable at $3,559, including
         interest, until July, 2002                                                    -0-          3,540
                                                                           --------------  --------------

                                                                                6,606,839       8,796,051
         Less current portion                                                     153,290         253,430
                                                                           --------------  --------------

         Long-term portion                                                 $    6,453,549  $    8,542.621
                                                                           ==============  ==============

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 3 - LONG-TERM DEBT (CONTINUED)

              * As part of the debt agreement, deposits will be made monthly into an escrow account to be used as a reserve for repairs and capital improvements. At June 30, 2003 and 2002, the balance in the escrow account is $-0- and $20,000, respectively.

              ** As part of the debt agreement, various escrows are required to cover real estate taxes, hazard insurance, replacement reserve, other interest and replacement reserve interest. At June 30, 2003 and 2002, the balance in the escrow is $-0- and $32,480, respectively.

              Maturities of long-term debt during the next five years ending June 30 and thereafter are as follows:

                          2004                                    $     153,290
                          2005                                          170,780
                          2006                                          184,729
                          2007                                          200,559
                          2008                                          217,745
                          Thereafter                                  5,679,736
                                                                      ---------
                              Total                               $   6,606,839
                                                                      =========

NOTE 4 - RELATED PARTY TRANSACTIONS

              During the fiscal year ended June 30, 2003, the Company sold three of its commercial rental properties to a company partially owned by Uptowner Inns, Inc.'s Chairman of the Board of Directors, President and Chief Executive Officer and a director who are also stockholders for $1.113 million. The transaction resulted in the payoff of an existing note payable with an outstanding balance of $393,115, receipt of cash totaling $702,759 and a gain on the sale totaling $362,731. As of June 30, 2003, Uptowner Inns, Inc. has a receivable from this company totaling $4,798 for insurance premiums paid on the sold properties (reported as due from related parties).

              The Company's Chairman of the Board of Directors, President and Chief Executive Officer, who is a stockholder of the Company, also controls other companies and partnerships. During the fiscal year ended June 30, 2002, the Company purchased an interest in one of the corporations and two of the partnerships for a total investment of $39,891. The investments are accounted for at cost and are reported as non-current non-marketable securities in the accompanying 2003 and 2002 financial statements. During the fiscal year ended June 30, 2003, one of the partnerships was liquidated. As a result of the liquidation, the Company received 64,719 shares of its own stock as a liquidation distribution. The Company's basis in the partnership was $25,891. In addition, as of June 30, 2003 and 2002, the Company has an accounts receivable due from the related corporation totaling $5,446. As of June 30, 2003, the Company also had a note receivable due from the related corporation totaling $30,000. The note was due June 1, 2003 and carries an interest rate of 10%.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



       NOTE 4 - RELATED PARTY TRANSACTIONS (CONTINUED)

                During the fiscal years ended June 30, 2003 and 2002, the Company paid $66,359, and $92,290, respectively, to an insurance company which is partially owned by a member of the Board of Directors. The payments represent premium payments for the Company's business insurance (i.e., property and liability, auto, crime, etc.) and are expensed over the term of the policy.

                The mother of the Company's Chairman of the Board of Directors, President and Chief Executive Officer, who held that position until July, 2002, resides in the Company's hotel. The lodging and meals are provided at no cost. In addition, she receives compensation totaling $40,000 per year for two years as part of a compensation package for her retirement.

                During the year ended June 30, 2001, the Company acquired land and a building from an entity that was controlled by the Company's Chief Executive Officer and stockholder. The cost of the land and building totaling $329,500 is reported as property and equipment in the accompanying 2003 and 2002 financial statements. In addition, an investment which consisted of undeveloped land was acquired in the amount of $35,000 and was reported at cost. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. The investment in the undeveloped land was sold in fiscal year ended June 30, 2002 for $35,575 and resulted in a gain of $575. The liabilities assumed and the promissory note were paid in full in fiscal year ended June 30, 2002. Beginning in fiscal year ended June 30, 2002, the land and building was leased to an outside party under an operating lease expiring March, 2007.

                During the fiscal year ended June 30, 2001, the Company renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the fiscal year ended June 30, 2001. As of June 30, 2003 and 2002, the balance of the note payable is $-0- and $3,540, respectively and is included in Note 3.

                The Company had a note payable due an entity that is controlled by a major stockholder. The balance of the note at June 30, 2003 and 2002 is $-0-. Interest expense for the fiscal years ended June 30, 2003, 2002, and 2001 totaled $-0-, $4,342 and $3,753, respectively.

       NOTE 5 - INCOME TAXES

                The provision (benefit) for income taxes for 2003, 2002 and 2001 consists of the following:


                                                                     2003              2002           2001
                                                                     ----              ----           ----
                   Current tax expense (benefit)                 $        -0-      $         -0-   $       -0-
                   Deferred tax expense (benefit)                     21,958           (132,098)           -0-
                                                                      ------           --------            ---

                     Total Income Tax Expense (Benefit)          $    21,958       $   (132,098)   $       -0-
                                                                      ======           ========            ===


                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE 5 - INCOME TAXES (CONTINUED)

         A reconciliation of income tax at the statutory rate to the Company's effective rate is as follows:

                                                                      2003            2002            2001
                                                                      ----            ----            ----
                   Federal income tax expense (benefit)
                     computed at statutory rate                      34.0%            (34.0)%         34.0%
                   Depreciation                                    (213.8)              0.0            0.0
                   Gain on sale of property                         133.6               0.0            0.0
                   Other                                               .1                .8            8.1
                   Impairment                                         0.0              19.1            0.0
                   Valuation allowance                               59.7              (8.0)         (42.1)
                                                                  -------            ------          -----

                      Effective Tax Rate (Benefit)                   13.6%            (22.1)%          0.0%
                                                                  =======            ======          =====

              The following temporary differences gave rise to the deferred tax asset at June 30, 2003, 2002 and 2001:

                                                                      2003            2002            2001
                                                                      ----            ----            ----

                   Net operating loss carryforward               $    249,651     $    (70,248)   $     4,101
                   Contribution carryforward                            3,418           (1,785)          (668)
                   Excess of financial accounting over
                     tax prepaid franchise amortization                (1,764)          (1,340)        (2,755)
                   Excess tax over financial accounting
                     depreciation                                    (326,052)         (10,764)         5,325

                   Change in valuation allowance                       96,705          (47,961)        (6,003)
                                                                    ---------        ---------        -------

                        Total                                    $     21,958     $   (132,098)   $        -0-
                                                                    =========         ========        =======

              The components of deferred tax assets and deferred tax liabilities are as follows as of June 30:

                                                                      2003            2002            2001
                                                                      ----            ----            ----
                   Deferred tax assets:
                     Net operating loss carryforward             $    349,849     $    599,499    $   529,249
                     Contribution carryforward                             -0-           3,418          1,634
                     Franchise rights                                   5,859            4,095             -0-
                                                                     --------         --------       ---------
                        Total Deferred Tax Asset                      355,708          607,012        530,883

                   Deferred tax liabilities:
                     Depreciation                                    (138,769)        (464,820)      (472,828)
                                                                     --------         --------       --------

                                                                      216,939          142,192         58,055
                   Valuation allowance                               (106,799)         (10,094)       (58,055)
                                                                     --------         --------       --------

                        Net Deferred Tax Asset                   $    110,140     $    132,098    $        -0-
                                                                     ========         ========       =========

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



       NOTE 5 - INCOME TAXES (CONTINUED)

                In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Management considered the scheduled reversal of deferred tax assets and liabilities, projected future taxable income, and certain distinct tax and operating strategies in making this assessment. The amount of the net deferred tax asset determined to be realized was measured by calculating the tax effect of tax and operating strategies, which included the sale of one of the Company's hotels and the majority of it's rental properties. Based on these assessments, management determined that it is more likely than not that $110,140, $132,098 and $-0- of such deferred tax assets will be realized for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Thus, the total valuation allowance for deferred tax assets as of June 30, 2003, 2002 and 2001 was $106,799, $10,094 and $58,055, respectively.
                Therefore, the valuation allowance for deferred tax assets increased $96,705 for the fiscal year ended June 30, 2003 and decreased $47,961 and $6,003 for the fiscal years ended June 30, 2002 and 2001, respectively. If changes occur in the assumptions underlying management's tax and operating strategies or in the scheduling of the reversal of the Company's deferred tax assets and liabilities, the valuation allowance may need to be adjusted in the future.

                In fiscal years ended June 30, 2003 and 2001, the Company utilized $734,262 and $13,408 of the net operating loss carryforwards, and has reduced the unused net operating loss carryforwards accordingly.

                The Company has available at June 30, 2003, unused net operating loss carryforwards that may be applied against future taxable income and that expire as follows:

                                                      Unused Net Operating Loss
                        Expiration Date                     Carryforwards
                        ---------------                     -------------
                        June 30, 2005                   $      73,005
                        June 30, 2006                         147,900
                        June 30, 2007                          78,505
                        June 30, 2008                          18,147
                        June 30, 2009                          70,932
                        June 30, 2011                           3,816
                        June 30, 2012                           1,150
                        June 30, 2013                         199,619
                        June 30, 2019                          54,375
                        June 30, 2020                         165,986
                        June 30, 2021                           1,341
                        June 30, 2022                         214,194
                                                           ----------
                            Total                        $  1,028,970
                                                           ==========

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003



       NOTE 6 - COMMITMENTS AND CONTINGENCIES

                On June 26, 2003, Uptowner Inns, Inc. entered into a franchise agreement for the construction of a new Holiday Inn Hotel in the amount of $55,000. This agreement states specific requirements for completion of the hotel and approval before opening no later than November 30, 2005. The total estimated cost to purchase the land and construct the hotel is approximately $7.3 million.

                The Company was a defendant in a lawsuit filed by the seller of a parcel of property which was to be used to construct a Holiday Inn Hotel for breach of contract and for failure to purchase the land and develop the hotel. The suit also alleges violations of confidentiality agreements. The Company filed a countersuit alleging fraud, misrepresentation, and breach of contract. The Company maintained that the results of soil compaction studies revealed that the land was not suitable for its intended purpose. A settlement agreement was reached in August, 2003 (See
                Note 2 and 7).

                The Company maintains cash balances at local banks. Accounts at these financial institutions are insured by the Federal Deposit Insurance Corporation up to $100,000. At times, cash balances were in excess of federally insured limits.


       NOTE 7 - SUBSEQUENT EVENTS

                In August, 2003, a settlement agreement was signed by the Company and the seller of a parcel of property which was to be used to construct a Holiday Inn Hotel (See Note 6). Under the terms of the settlement, the Company will received its deposit totaling $60,000 back from the seller and all claims between the two parties were dismissed. The effects of this settlement have been reflective in the accompanying June 30, 2003 financial statements.

       NOTE 8 -      DISCONTINUED OPERATIONS

                During the fiscal year ended June 30, 2003, the Company sold four of its rental properties. The decision to sell these components was based on the desire of management to discontinue the residential and commercial rental business and to focus the efforts and resources of the Company on the hotel business. The results of operations totaling $273,812 inclusive of a gain on disposal of $294,136, was reported in discontinued operations in the accompanying 2003 financial statements. The accompanying 2002 and 2001 financial statements have been restated for comparative purposes totaling $13,251 and $(3,403), respectively. No income tax was reported on the discontinued operations due to the utilization of net operating loss carryforwards. Revenue related to the rental properties totaled $111,907, $222,307 and $216,071 in 2003, 2002 and 2001,
                respectively.

                       UPTOWNER INNS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003




       NOTE 9 - FAIR VALUES OF FINANCIAL INSTRUMENTS

                Management has estimated the fair value of its financial instruments as of June 30, 2003, and 2002 using available market information or other appropriate valuation methodologies. Considerable judgement, however, is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented in this disclosure are not necessarily indicative of the amounts the Company would realize in a current market exchange. The following methods and assumptions were used in estimating its fair value disclosures for financial instruments:

                The carrying amounts for cash; accounts receivable; due from officers, directors, employees and related parties; note receivable related party; and accounts payable approximate fair value because of the short maturity of those instruments.

                For nonmarketable securities, there are no quoted market prices available for those or similar investments. A reasonable estimate of fair value could not be made without incurring excessive costs. Therefore, it was not practicable to determine fair value.

                The fair value of the Corporation's long-term debt is estimated based on the rates currently available to the Company for debt with similar terms and remaining maturities. The estimated fair value for long-term debt as of June 30, 2003 and 2002 was $6,607,000 and $8,670,000, respectively.

                           UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


ITEM 9A.        CONTROLS AND PROCEDURES

                  The company's chief executive officer and chief financial officer, based on their evaluation as of the end of the period covered by this report, of the company's disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

                  There are no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                  Appearing as exhibits to this annual report on Form 10-K, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report on Form 10-K is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

                  Disclosure controls and procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-K), is recorded, processed, summarized and reported within the time period specified under the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are property recorded and reported all to permit the preparation of a company's financial statements in conformity with generally accepted accounting principles.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                The company's management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

                Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company's disclosure controls are effective to ensure that material information relating to the Company and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.





                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The information required by Item 10, Part III, will be provided by amendment to this Form 10-K to be filed no later than 120 days after the end of the company's fiscal year.



ITEM 11.   EXECUTIVE COMPENSATION


                The information required by Item 11, Part III, will be provided by amendment to this Form 10-K to be filed no later than 120 days after the end of the company's fiscal year.



ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information required by Item 12, Part III, will be provided by amendment to this Form 10-K to be filed no later than 120 days after the end of the company's fiscal year.

                       UPTOWNER INNS, INC. AND SUBSIDIARY


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                During the fiscal year ended June 30, 2003, the Company sold three of its commercial rental properties to a company partially owned by Uptowner Inns, Inc.'s Chairman of the Board of Directors, President and Chief Executive Officer and a director who are also stockholders for $1.113 million. The transaction resulted in the payoff of an existing note payable with an outstanding balance of $393,115, receipt of cash totaling $702,759 and a gain on the sale totaling $362,731. As of June 30, 2003, Uptowner Inns, Inc. has a receivable from this company totaling $4,798 for insurance premiums paid on the sold properties (reported as due from related parties).

                The Company's Chairman of the Board of Directors, President and Chief Executive Officer, who is a stockholder of the Company, also controls other companies and partnerships. During the fiscal year ended June 30, 2002, the Company purchased an interest in one of the corporations and two of the partnerships for a total investment of $39,891. The investments are accounted for at cost and are reported as non-current non-marketable securities in the accompanying 2003 and 2002 financial statements. In addition, as of June 30, 2003 and 2002, the Company has an accounts receivable due from the related corporation totaling $5,446. As of June 30, 2003, the Company also had a note receivable due from the related corporation totaling $300,000. The note was due June 1, 2003 and carries an interest rate of 10%.

                During the fiscal years ended June 30, 2003 and 2002, the Company paid $66,359 and $92,290, respectively, to an insurance company which is partially owned by a member of the Board of Directors. The payments represent premium payments for the Company's business insurance (i.e., property and liability, auto, crime, etc.) and are expensed over the term of the policy.

                The mother of the Company's Chairman of the Board of Directors, President and Chief Executive Officer, who held that position until July 2002, resides in the Company's hotel. The lodging and meals are provided at no cost. In addition, she receives compensation totaling $40,000 per year for two years as part of a compensation package for her retirement.

                During the year ended June 30, 2001, the Company acquired land and a building from an entity that was controlled by the Company's Chief Executive Officer and stockholder. The cost of the land and building totaling $329,500 is reported as property and equipment in the accompanying 2003 and 2002 financial statements. In addition, an investment which consisted of undeveloped land was acquired in the amount of $35,000 and was reported at cost. Liabilities were assumed of $272,935 and a promissory note issued for $91,565. The investment in the undeveloped land was sold in fiscal year ended June 30, 2002 for $35,575 and resulted in a gain of $575. The liabilities assumed and the promissory note were paid in full in fiscal year ended June 30, 2002. Beginning in fiscal year ended June 30, 2002, the land and building was leased to an outside party under an operating lease expiring March, 2007.

                During the fiscal year ended June 30, 2001, the Company renegotiated a loan with a former stockholder. The refinancing of this debt resulted in a waiver of interest of $60,161 and is reflected in the statement of operations for the fiscal year ended June 30, 2001. As of June 30, 2003 and 2002, the balance of the note payable is $-0- and $3,540, respectively, and is included in Note 3.
                The Company had a note payable due an entity that is controlled by a major stockholder. The balance of the note at June 30, 2003 and 2002 is $-0-. Interest expense for the fiscal years ended June 30, 2003, 2002, and 2001 totaled $-0-, $4,342 and $3,753, respectively.

                                     PART IV


                       UPTOWNER INNS, INC. AND SUBSIDIARY

ITEM 14         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(A)(1) Financial Statements - See Index to Consolidated Financial Statements on page 17 of this Form 10-K:



(A)(2)     Financial Statement Schedules

                None



(A)(3)          Exhibits:

                (3.1) Articles of Incorporation (Incorporated by reference to Exhibit 3 to the Registrant's S-1 Registration Statement No. 2-90194).

                (3.2) Bylaws (Incorporated by reference to Exhibit 3 to the Registrant's S-1 Registration Statement No. 2-90194).

                (21)    Subsidiaries of Uptowner Inns, Inc.

                (31.1) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Carl Midkiff.

                (31.2) Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for David Robinson.

                (32.1) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Carl Midkiff.

                (32.2) Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Robinson.

                                   SIGNATURES



                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     (Registrant)                                        UPTOWNER INNS, INC.


                                                         By  /s/   Carl Midkiff
                                                             --------------------------------------------------
                                                              Carl Midkiff, President and Chief Executive
                                                              Officer
                                                              September 29, 2003


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                         By   /s/ Richard Monga
                                                              -------------------------------------------------
                                                              Richard Monga, Vice President and
                                                              Director
                                                              September 29, 2003



                                                         By   /s/   David Robinson
                                                              -------------------------------------------------
                                                              David Robinson, Treasurer and Director
                                                              (Principal Financial and Accounting
                                                              Officer)
                                                              September 29, 2003



                                                         By  /s/   Hobart Adkins
                                                             --------------------------------------------------
                                                              Hobart Adkins, Secretary
                                                              September 29, 2003



                                                         By  /s/   Carl Midkiff
                                                             --------------------------------------------------
                                                              Carl Midkiff, President and Chief Executive
                                                              Officer
                                                              September 29, 2003
