Form 10-K/A
period 2003-06-30
UPTOWNER INNS INC
filed 2003-10-28
CIK 102267

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


                               UPTOWNER INNS, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             WEST VIRGINIA                                     55-0457171
-------------------------------------------------------------------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

  741 5th AVENUE, HUNTINGTON, WEST VIRGINIA                      25701
-------------------------------------------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

Registrant's Telephone Number, including area code           (304)  525-8162
                                                           -------------------

Securities registered pursuant to Section 12 (g) of the Act:

               1,583,563 SHARES OF COMMON STOCK - $0.50 PAR VALUE
-------------------------------------------------------------------------------
                                (Title of Class)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days.

          X   Yes               No
         ---               ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).     Yes      X  No
                                         ---         ---

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following are directors of the company.

                                                                                 PRINCIPAL OCCUPATION FOR
NAME                   AGE       POSITION WITH THE COMPANY                       PAST FIVE YEARS
----                   ---       -------------------------                       ---------------
Hobart A. Adkins       48        Director Since 2001; Secretary of the Board     Owner of Quality Exhaust,
                                                                                 Inc.; President, 31st
                                                                                 Street Enterprises, Inc.
                                                                                 (Business includes auto
                                                                                 repair and exhaust repair)

Richard Monga          39        Director Since 2001                             General Manager of
                                                                                 Uptowner Inns, Inc.
                                                                                 (1997-Present);
                                                                                 General Manager, separate
                                                                                 Holiday Inn property
                                                                                 (1996-1997)

Carl E. Midkiff        53        Director Since1997; President, CEO, Chairman    President, CEO and
                                 of the Board                                    Chairman of the Board of
                                                                                 Uptowner Inns, Inc.; Owner
                                                                                 and Manager of Hazmat
                                                                                 Environmental Contractors,
                                                                                 Inc. (1995-2001); Owner
                                                                                 and Manager of Prestige
                                                                                 Properties, Inc.
                                                                                 (2000-Present) (Owns and
                                                                                 manages residential rental
                                                                                 properties)

Charles D. Robinson    49        Director Since 2001; Treasurer of the Board     Insurance Agent and Vice
                                                                                 President of Insurance
                                                                                 Systems, Inc. (1980-2003)


         The following are the executive officers of the company.

NAME AND OFFICE HELD                       OFFICE HELD SINCE        COMPANY EMPLOYEE SINCE           AGE
--------------------                       -----------------        ----------------------           ---
Carl E. Midkiff, President and Chief              2001                     08/01/99                   53
Executive Officer

Hobart A. Adkins, Secretary                       2001                     03/27/01                   48

Charles D. Robinson, Treasurer                    2001                     03/27/01                   49

BOARD INFORMATION

NUMBER OF MEETINGS

         The board of directors met three times during the fiscal year ended June 30, 2003. All of the company's directors attended 100% of all board and committee meetings during the fiscal year ended June 30, 2003.

BOARD COMMITTEES

         The board of directors has not established formal committees as the entire board serves in these capacities. Carl Midkiff performs the audit committee functions and carries out these functions under a written charter.

         REPORT OF CARL MIDKIFF CONCERNING THE AUDIT - Carl Midkiff oversees the company's financial reporting process. Mr. Midkiff has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls. In fulfilling his oversight responsibilities for fiscal 2003, Mr. Midkiff reviewed the audited financial statements in the Form 10-K with the company's auditors including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments and the clarity and disclosures in the financial statements.

         Mr. Midkiff reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, his judgments as to the quality, not just the acceptability, of the company's accounting principles and such other matters as are required to be discussed under generally accepted auditing standards.

         In reliance on the reviews and discussions referred to above, Mr. Midkiff recommended to the board of directors (and the board has approved) that the audited financial statements be included in the Form 10-K for the fiscal year ended June 30, 2003, for filing with the SEC. Mr. Midkiff and the board have also approved the selection of the company's independent auditors.

         Based upon the review and discussions referred to above, the board of directors recommends that the audited financial statements for the fiscal year ended June 30, 2003, be included in the company's Annual Report on Form 10-K and filed with the SEC.

October 21, 2003
                                  Hobart A. Adkins
                                  Richard Monga
                                  Carl E. Midkiff
                                  Charles D. Robinson

         This report shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, unless the company specifically incorporates this report by reference. They will not otherwise be filed under such Acts.

         AUDIT FEES - The fees billed by Sullivan, Ware & Hall, PLLC, for professional services rendered for the audit of the annual financial statements for the fiscal year ended June 30, 2003, and for the reviews of the financial statements included in the Quarterly Reports on Form 10-Q for that fiscal year, were $27,662. There were no services rendered regarding financial information systems design and implementation.

BOARD COMPENSATION

         Directors receive $100.00 for each board meeting of the company they attend. In the fiscal year ended June 30, 2003, the board of directors of the company received $200.00 each, in the aggregate, for all board of directors' meetings attended and all fees paid.


ITEM 11. EXECUTIVE COMPENSATION

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         Mr. Midkiff's salary is determined annually by the board of directors based on several objective and subjective factors. The board considers industry-wide salary information for executives in the hotel industry which is compiled through surveys conducted by recognized publications in the hotel industry. Members of the board of directors also subjectively apply their own familiarity of the local market for business executives to ensure Mr. Midkiff's annual salary is set at an appropriate level considering the local business climate, Mr. Midkiff's expertise in the hotel business, the cost to replace Mr. Midkiff with another executive with equivalent experience and the success of the company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the company's directors and executive officers, and persons who own more than 10% of the registered class of the company's equity securities, to make stock ownership and transaction filings with the Securities and Exchange Commission and to provide copies to the company. The company is currently reviewing the stock ownership and transaction filings of its directors and executive officers. The company is aware that certain reports were due prior to June 30, 2002, that were not filed by Mr. Midkiff, Violet Midkiff, Mr. Adkins, Mr. Monga and Mr. Robinson. Other than these reports, the company is not aware of any filings that would have been required to have been made since June 30, 2002.

EXECUTIVE COMPENSATION AND OTHER INFORMATION

         Summary of Compensation. The table below reflects information concerning the annual compensation for services in all capacities to the corporation for the fiscal years ended June 30, 2003, 2002, and 2001, of those persons who were, as of June 30, 2003, (a) the chief executive officer, and (b) the four other most highly compensated executive officers to the extent that such persons' total annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION (1)
                                                          -----------------------------------------------------
NAME AND PRINCIPAL                                                                                 OTHER ANNUAL
POSITION                              FISCAL YEAR           SALARY              BONUS              COMPENSATION
------------------                    -----------           ------              -----              ------------
Carl E. Midkiff, President and           2003             $86,000.00          $52,348.00              $1,100
Chief Executive Officer                  2002             $45,923.18          $38,668.85              $    0
                                         2001             $38,912.04          $51,796.10              $    0

(1) Does not include perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the years presented did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer. The company provides Mr. Midkiff with the use of a vehicle.

         The company does not maintain any form of stock option, stock appreciation rights or other long-term compensation plans. There are no employment or change in control agreements.

ITEM 12. SECURITY OWNWERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT

         The following table sets forth information as of October 15, 2003, relating to the beneficial ownership of the common stock by (a) each person or group known by the company to own beneficially more than 5% of the outstanding common stock; (b) each of the company's directors; and (c) all directors and executive officers of the company as a group. Ownership includes direct and indirect (beneficial) ownership as defined by SEC rules.

                                            Amount and Nature of
Name and Address                          Beneficial Ownership (1)           Percent of Class
----------------                          ------------------------           ----------------
Hobart A. Adkins                                 100 Direct                         *

Carl E. Midkiff                               60,111 Direct                       54.80%
                                             807,669 Indirect

Violet Midkiff                               462,777 Direct                       29.23%

Charles D. Robinson                              100 Direct                         *

All Directors and Executive Officers         867,669 Indirect                     55.36%
as a Group

(1) For purposes of this table, beneficial ownership has been determined in accordance with the provisions of rule 13d-3 of the Securities Exchange Act of 1934 under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within 60 days.

(2) Consists of 161,792 shares owned by Violet Midkiff, Carl Midkiff's mother which Carl Midkiff exercises voting power; 100,985 shares owned by Violet Midkiff, Wade Midkiff and Lewis Midkiff as joint tenants with right of survivorship (Wade Midkiff and Lewis Midkiff are the minor sons of Carl Midkiff and Violet Midkiff is Carl Midkiff's mother); 264,158 shares owned by MMS Limited Partnership of which an entity owned by Carl Midkiff is general partner and Carl Midkiff is a limited partner owning 75% of the limited partnership; 40,727 shares owned by Prestige Property, Inc., a corporation owned by Carl Midkiff and his immediate family; 200,000 shares owned by the Violet Midkiff Irrevocable Trust of which Carl Midkiff is the trustee; 10,000 shares owned by Lewis Midkiff of which Carl Midkiff acts as custodian; 10,000 shares owned by Wade Midkiff of which Carl Midkiff acts as custodian; 10,007 shares owned by the Wade Midkiff Irrevocable Trust of which Carl Midkiff is the trustee; and 10,000 shares owned by Elizabeth Midkiff who is Carl Midkiff's wife.

* Less than one percent.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                            UPTOWNER INNS, INC.


                                        By  /s/ Carl Midkiff
                                            ----------------------------------
                                            Carl Midkiff, President and Chief
                                            Executive Officer
                                            October 27, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                        By  /s/ Richard Monga
                                            ---------------------------------
                                            Richard Monga, Vice President and
                                            Director
                                            October 27, 2003


                                        By  /s/ David Robinson
                                            ----------------------------------
                                            David Robinson, Treasurer and
                                            Director (Principal Financial and
                                            Accounting Officer)
                                            October 27, 2003


                                        By  /s/ Hobard Adkins
                                            ----------------------------------
                                            Hobart Adkins, Secretary
                                            October 27, 2003


                                        By  /s/ Carl Midkiff
                                            ----------------------------------
                                            Carl Midkiff, President and Chief
                                            Executive Officer
                                            October 27, 2003