Form 10-Q
period 2003-09-30
UPTOWNER INNS INC
filed 2003-11-13
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED SEPTEMBER 30, 2003, COMMISSION FILE NUMBER 0-1957


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

       Yes                X    No
_______                _______

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of November 10, 2003.

      Class                            Outstanding at September 30, 2003
      ______                           _______________________________

Common Stock - $.50 par value          1,493,642 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                  AT SEPTEMBER 30, 2003 and JUNE 30, 2003


                                         ASSETS

                                September 30,        June 30,
                                    2003              2003
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $  1,219,716   $  1,161,986
  Accounts and notes receivable       147,521        139,442
  Inventories                           4,707          4,483
  Prepaid expenses                     28,078         43,030
  Notes receivable                     30,000         30,000

  Total current assets              1,430,022      1,378,941


Property, Plant and Equipment:
  Land                                836,868        820,553
  Building and improvements         5,990,929      6,005,920
  Furniture and equipment           1,420,964      1,400,047
  Construction in progress            224,016        211,870


  Less accumulated
  depreciation
  and amortization                  1,423,501      1,345,436

  Property, plant and
  equipment - net                   7,049,276      7,092,954

Other Assets:
    Other assets                      299,799        363,740


    Total other assets                299,799        363,740

Total Assets                     $  8,779,097   $  8,835,635


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                  AT SEPTEMBER 30, 2003 and JUNE 30, 2003

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                 September 30,       June 30,
                                     2003              2003
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   187,029     $   163,427
  Accrued liabilities                  105,043         120,958
  Taxes other than Federal
   income taxes                        145,428         192,571
  Current portion of long-term
    debt                               153,290         153,290

     Total current liabilities         590,790         630,246


Long-Term Liabilities:
  Notes and mortgages payable        6,413,826       6,453,549

     Total liabilities               7,004,616       7,083,795


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings (deficit)           (8,766)        (32,744)
  Treasury stock, at cost (89,921
    and 87,246 Shares)                 (40,825)        (39,488)

    Total stockholders' equity       1,774,481       1,751,840

Total Liabilities and
Stockholders' Equity               $ 8,779,097     $ 8,835,635


(a) Financial information as of June 30, 2003 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
      For the period of three months ended September 30, 2003 and 2002

                                     Three Months Ended
                                       2003         2002

Revenues:                                           *
  Rooms                         $   757,560  $   757,509
  Food and beverage                  17,612       21,540
  Telephone                           3,616        5,560
  Rents                               6,000        6,000
  Other                               3,958        5,886

     Total revenues                 788,746      796,495

Costs and Expenses:
  Operating Departments:
    Cost of sales                    30,845       31,701
    Salaries and wages              195,388      201,198
    Other                            65,935       62,613
  General and Administrative         66,887       52,270
  Advertising                        60,931       64,976
  Utilities                          32,963       34,589
  Repairs and Maintenance            17,361       20,724
  Interest                          135,949      131,055
  Taxes and licenses                 64,604       66,922
  Insurance                          16,800        8,909
  Depreciation and Amortization      78,065       70,088

     Total costs and expenses       765,728      745,045

  Operating income (loss)            23,018       51,450
    Interest income                     961           56
Income from continuing operations    23,979       51,506

Discontinued operations
  Income from operations of
  the discontinued component              -          249

Net Income before Income
  Taxes                              23,979       51,755

Income Taxes                              -            -

Net Income                      $    23,979   $   51,755

Earnings per Share              $       .02   $      .03

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

* Financial information restated for effects of discontinued operations.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

            For the three months ended September 30, 2003 and 2002


                                                2003           2002

Cash Flows From Operating Activities:
Net income                                $    23,979    $    51,755

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                78,065         82,157
  (Increase) decrease in other assets          63,941         12,021
  (Increase) decrease in current assets:
    Accounts receivable                        (8,079)       (34,186)
    Inventories                                  (224)           243
    Prepaid expenses                           14,952         17,484
  Increase (decrease) in current
  liabilities:
    Accounts payable                           23,603        (38,066)
    Accrued liabilities                       (15,915)       (44,908)
    Taxes other than Federal income tax       (47,143)       (78,865)

      Total adjustments                       109,200        (84,120)

Net Cash Provided by (Used in)
    Operating Activities                      133,179        (32,365)

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the three months ended September 30,  2003 and 2002



                                                       2003           2002

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $         -     $ 1,770,072
  Capital Expenditures                               (34,388)        (44,686)

     Net cash provided by (used in)
     investing activities                            (34,388)      1,725,386

Cash Flows From Financing Activities:
  Purchase of Treasury Stock                          (1,337)              -
  Payment on notes and mortgages                     (39,724)     (1,683,599)

     Net cash used in
     financing activities                            (41,061)     (1,683,599)

Net Increase in Cash
  and Cash Equivalents                                57,730           9,422

Cash and Cash Equivalents at Beginning of Year     1,161,986         803,660

Cash and Cash Equivalents at End of Period       $ 1,219,716         813,082


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   135,949     $   129,982










         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2003



1.  BASIS OF PRESENTATION
The financial statements presented reflect Uptowner Inns, Inc. and its consolidated subsidiary, Motel and Restaurant Supply.

The foregoing statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for a full year or any other interim period. A summary of the Corporation's significant accounting policies is set forth in Note 1 to the Consolidated Financial Statements in the Corporation's Annual Report to shareholders and Form 10-K for June 30, 2003.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            September 30, 2003

2.  CONTINGENCY
	The Company was a defendant in a lawsuit filed by the seller of a parcel of property, which was to be used to construct a Holiday Inn Hotel, for breach of contract and for failure to purchase the land and develop the hotel. The suit also alleged violations of confidentiality agreements. The Company filed a countersuit alleging fraud, misrepresentations, and breach of contract. The Company maintained that the results of the soil compaction studies revealed that the land was not suitable for its intended purpose. A settlement agreement was reached in August, 2003. Under the terms of the settlement, the Company received its deposit totaling $60,000 back from the seller and all claims between the two parties have been dismissed.

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

RESULTS OF OPERATION

   THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     The Holiday Inn Hotel and Suites room revenues did not fluctuate in the three months ended September 30, 2003 relative to the comparable period in 2002. The Holiday Inn Hotel and Suites' average occupancy percentage for the three months ended September 30, 2003 was 76.95%, a small increase of .5% relative to the comparable period in 2002. The 18.2% decrease in food and beverage revenues in the quarter ended September 30, 2003 relative to the comparable period in 2002, is largely due to the complimentary meals provided to hotel guests as an incentive to stay at the property.

       Total cost and expenses have increased a modest 2.8% primarily due to general and administrative expenses and depreciation expense. The increase in general and administrative expenses is due in large part to the increased legal fees related to the lawsuit discussed previously in the contingency section of this report. The depreciation expense has increased due to the addition of fixed assets in fiscal year ended June 30, 2003.

       	No provision for income tax expense for the three months ended September 30, 2003 is reflected due to the large amount of net operating loss carryforward ($ 994,955) to be applied to taxable income, which has been provided for in previous periods and included in deferred tax assets.



LIQUIDITY

     Liquidity, as measured by current assets divided by current liabilities, has increased from 2.19 at June 30, 2003 to 2.42 at September 30, 2003.

LIQUIDITY, CON'T.

	Although liquidity has increased for this time period, it is likely that the Company's liquidity position will gradually decrease in the next two to three years. Management estimates that business will fall approximately 10% over this time period due to construction work near the hotel. The construction work for the new Pullman Square project is going on right next to the hotel, and has caused many guests to leave the Holiday Inn property due to excessive early morning noise. Many guests have also left due to the lack of parking that the construction work has caused.

	There are also plans to add a new Holiday Inn property in Barboursville, WV, but will probably be another one to two years before construction for that site begins. The Company has purchased the franchise agreement from Holiday Inn, and has also purchased a portion of the land needed for the new construction.

	The Company obtained a valuation of the Company's common stock. The purpose of the valuation was to provide the Company's management with information to be used in a going private transaction whereby the Company is seeking shareholder approval for a reverse stock split and providing a cash payment for fractional shares of common stock. The transaction would have the effect of reducing the number of shareholders from 1,392 to 11 and the Company would no longer file reports with the Securities and Exchange Commission.


CAPITAL RESOURCES

	The Company's cash has modestly increased 4.9% for the three months ended September 30, 2003.

     A Letter of Intent between Uptowner Inns, Inc. and Huntington Area Development Corporation was signed on November 16, 2001, for the purchase of 2.2 acres of land. The Company planned on constructing a hotel on the site. The Company made a $10,000 deposit on the property. The Purchaser had the right and option for a period of 45 days commencing on August 19, 2002, to enter the property to conduct physical inspections. At the expiration of the inspection period, the Company paid the sum of $50,000 as an additional deposit. The projected operational date was set at July, 2004, before problems were found with the land fill at the construction site. In February, 2003, Uptowner Inns, Inc. pulled out of the project. In addition to the $60,000 deposit, Uptowner Inns, Inc. had incurred other expenses related to the property for approximately $99,0000, and also lost the $50,000 they paid to Holiday Inn for the franchise agreement. On February 19, 2003, Uptowner Inns, Inc. received notice from the Huntington Municipal Development Authority that a law suit had been filed. See "Contingency" in notes to Consolidated Financial Statements for additional information on the lawsuit.

CAPITAL RESOURCES, CON'T.

       In February, 2003, the Company spent $200,000 acquiring .688 acre and a 10' easement for additional expansion. There is no current commitments or obligations that exist for this property.


ITEM 4:  CONTROLS AND PROCEDURES

	Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

	The Company was a defendant in a lawsuit filed by the seller of a parcel of property, which was to be used to construct a Holiday Inn Hotel, for breach of contract and for failure to purchase the land and develop the hotel. The suit also alleged violations of confidentiality agreements. The Company filed a countersuit alleging fraud, misrepresentations, and breach of contract. The Company maintained that the results of the soil compaction studies revealed that the land was not suitable for its intended purpose. A settlement agreement was reached in August, 2003. Under the terms of the settlement, the Company received its deposit totaling $60,000 back from the seller and all claims between the two parties have been dismissed.

Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits

31.1	Certification pursuant to 18 U.S.C. Section 302 of the
Sarbanes-Oxley Act of 2002 for Carl E. Midkiff, Chief
Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the
Sarbanes-Oxley Act of 2002 for David Robinson, Chief
Financial Officer.


        32.1	 Certification pursuant to 18 U.S.C. Section 1350 as
			  adopted pursuant to Section 906 of the Sarbanes-
			  Oxley Act of 2002 for Carl E. Midkiff, Chief Executive
			  Officer.

        32.2	 Certification pursuant to 18 U.S.C. Section 1350 as
			  adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for David Robinson, Chief Financial Officer.




     b. The Company was not required to file Form 8-K for the quarter ended September 30, 2003.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl E. Midkiff,
                                         CEO and Secretary
		       November 12, 2003




		By /s/ David Robinson,
                                         CFO and Treasurer
		       November 12, 2003