Form 10-Q
period 2003-12-31
UPTOWNER INNS INC
filed 2004-02-17
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED DECEMBER 31, 2003, COMMISSION FILE NUMBER 0-1957


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

       Yes                X    No
_______                _______

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of January 16, 2003.

      Class                            Outstanding at December 31, 2003
      ______                           _______________________________

Common Stock - $.50 par value          1,493,642 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT DECEMBER 31, 2003 and JUNE 30, 2003


                                         ASSETS

                                 December 31,        June 30,
                                    2003              2003
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $  1,019,812   $  1,161,986
  Accounts and notes receivable       155,050        139,442
  Inventories                           4,710          4,483
  Prepaid expenses                     49,900         43,030
  Notes receivable                     30,000         30,000

  Total current assets              1,259,472      1,378,941


Property, Plant and Equipment:
  Land                                820,553        820,553
  Building and improvements         6,005,920      6,005,920
  Furniture and equipment           1,471,045      1,400,047
  Construction in progress            281,137        211,870


  Less accumulated
  depreciation
  and amortization                  1,501,566      1,345,436

  Property, plant and
  equipment - net                   7,077,089      7,092,954

Other Assets:
    Other assets                      295,480        363,740


    Total other assets                295,480        363,740

Total Assets                     $  8,632,041   $  8,835,635


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                  AT DECEMBER 31, 2003 and JUNE 30, 2003

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                  December 31,       June 30,
                                     2003              2003
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   137,731     $   163,427
  Accrued liabilities                   50,094         120,958
  Taxes other than Federal
   income taxes                        164,033         192,571
  Current portion of long-term
    debt                               153,290         153,290

     Total current liabilities         505,148         630,246


Long-Term Liabilities:
  Notes and mortgages payable        6,373,275       6,453,549

     Total liabilities               6,878,423       7,083,795


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings (deficit)          (29,629)        (32,744)
  Treasury stock, at cost (89,921
    and 87,246 Shares)                 (40,825)        (39,488)

    Total stockholders' equity       1,753,618       1,751,840

Total Liabilities and
Stockholders' Equity               $ 8,632,041     $ 8,835,635


(a) Financial information as of June 30, 2003 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and six months ended December 31, 2003 and 2002

                                   Three Months Ended        Six Months Ended
                                    2003         2002      2003          2002

Revenues:                                       *                          *
  Rooms                         $ 680,517  $ 698,160  $ 1,438,075   $ 1,455,668
  Food and beverage                18,931     21,370       36,544        42,911
  Telephone                         3,225      4,577        6,841        10,137
  Rents                             4,000      2,000        8,030        12,974
  Other                             4,071      7,088       10,000         8,000

     Total revenues               710,744    733,195    1,499,490     1,529,690

Costs and Expenses:
  Operating Departments:
    Cost of sales                  28,745     32,454       59,590        64,156
    Salaries and wages            169,275    188,082      364,663       389,281
    Other                          58,892     66,066      124,827       128,679
  General and Administrative       87,252     80,487      154,139       132,756
  Advertising                      52,998     56,759      113,929       121,735
  Utilities                        31,319     29,689       64,283        64,278
  Repairs and Maintenance          16,045     17,250       33,406        37,974
  Interest                        135,174    144,750      271,123       275,805
  Taxes and licenses               57,043     60,331      121,646       127,253
  Insurance                        16,800      8,655       33,600        17,564
  Depreciation and Amortization    78,065     68,927      156,130       139,015

     Total costs and expenses     731,608    753,450    1,497,336     1,498,496

  Operating income (loss)         (20,864)   (20,255)       2,154        31,194
    Interest income                     -          -          961            56
Income from continuing operations (20,864)   (20,255)       3,115        31,250

Discontinued operations
  Income from operations of
  the discontinued component            -      1,039            -         1,288

Net Income before Income
  Taxes                           (20,864)   (19,216)       3,115        32,538

Income Taxes                            -          -            -             -

Net Income                      $ (20,864)  $(19,216)     $ 3,115      $ 32,538

Earnings per Share              $    (.01)  $   (.01)     $   .00      $    .02

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

* Financial information restated for effects of discontinued operations.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the six months ended December 31, 2003 and 2002


                                                2003           2002

Cash Flows From Operating Activities:
Net income                                $     3,115    $    32,538

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               156,130        161,138
  Gain on sale of asset                             -        (15,359)
  (Increase) decrease in other assets          68,259         17,589
  (Increase) decrease in current assets:
    Accounts receivable                       (15,608)       (82,809)
    Inventories                                  (227)          (128)
    Prepaid expenses                           (6,870)        30,720
  Increase (decrease) in current
  liabilities:
    Accounts payable                          (25,695)       121,005
    Accrued liabilities                       (70,864)       (61,524)
    Taxes other than Federal income tax       (28,538)       (55,993)

      Total adjustments                        76,587        114,639

Net Cash Provided by (Used in)
    Operating Activities                       79,702        147,177

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the six months ended December 31,  2003 and 2002



                                                       2003           2002

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $         -     $ 1,930,072
  Capital Expenditures                              (140,265)       (197,774)

     Net cash provided by (used in)
     investing activities                           (140,265)      1,732,298

Cash Flows From Financing Activities:
  Purchase of Treasury Stock                          (1,337)              -
  Payment on notes and mortgages                     (80,274)     (1,709,421)

     Net cash used in
     financing activities                            (81,611)     (1,709,421)

Net Increase in Cash
  and Cash Equivalents                              (142,174)        170,054

Cash and Cash Equivalents at Beginning of Year     1,161,986         803,660

Cash and Cash Equivalents at End of Period       $ 1,019,812         973,714


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   271,123     $   249,133










         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              December 31, 2003



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

                            December 31, 2003

2.  CONTINGENCY
	None

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

RESULTS OF OPERATION

   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     The Holiday Inn Hotel and Suites room revenues decreased 2.5% in the three months ended December 31, 2003 relative to the comparable period in 2002. The Holiday Inn Hotel and Suites' average occupancy percentage for the three months ended December 31, 2003 was 69.38%, a small decrease of 1.17% relative to the comparable period in 2002. Although this is a minor decrease, management faults the nearby construction work for the loss of income. The 11.4% decrease in food and beverage revenues in the quarter ended December 31, 2003 relative to the comparable period in 2002, is largely due to the complimentary meals provided to hotel guests as an incentive to stay at the property.

         Total cost and expenses have decreased a modest 2.9%. The 8.4% increase in general and administrative expenses is due in large part to the increased accounting and legal fees related to the going private transaction, discussed later in the Liquidity section of this Form 10Q. Salaries and wages expense have decreased 10%, showing that with the loss of revenue, management has done a good job controlling labor cost. The depreciation expense has increased due to the addition of fixed assets in fiscal year ended June 30, 2003. Insurance expense also continues to increase.

         No provision for income tax expense for the three months ended December 31, 2003 is reflected due to the large amount of net operating loss carryforward ($ 994,955) to be applied to taxable income, which has been provided for in previous periods and included in deferred tax assets.

RESULTS OF OPERATION, CON'T.

   SIX MONTHS ENDED DECEMBER 31, 2003 AND 2002

	Room revenues have decreased slightly by 1.2% in the six months ended December 31, 2003 relative to the comparable period in 2002. Food and Beverage revenues have decreased by 14.8% in the six months ended December 31, 2003 relative to the comparable period in 2002. These differences, as well as the variances in expenses, are due to the explanations above for the three month period ending December 31, 2003.


LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as measured by current assets divided by current liabilities, has increased from 2.19 at June 30, 2003 to 2.49 at December 31, 2003.

         Although liquidity has increased for this time period, it is likely that the Company's liquidity position will gradually decrease in the next two to three years. Management estimates that business will fall approximately 10% over this time period due to construction work near the hotel. The construction work for the new Pullman Square project is going on right next to the hotel, and has caused many guests to leave the Holiday Inn property due to excessive early morning noise. Many guests have also left due to the lack of parking that the construction work has caused. The Company has already taken action to cut expenses to help make up for the shortfall in business. Consideration is also being given to adding a Director of Sales to assist the General Manager in bringing in new business. The breakeven point for the hotel is 61% in occupancy points and over and above the 61% occupancy is considered profit. In the past, hotel occupancy has averaged 72-74%. With an occupancy decline of 10%, management hopes to hold the average occupancy levels at 60-63%.
With this projection, the profits will be eliminated and the hotel will function at breakeven level or 1% or 2% higher.

	There are also plans for the Company to add a new Holiday Inn property in Barboursville, WV, but it will probably be another one to two years before construction for that site begins. The Company has purchased the franchise agreement from Holiday Inn, and has also purchased a portion of the land needed for the new construction. The Company is planning to finance the new hotel with a 15 year amortization at approximately 7.25%. The projected start time for construction is July, 2005.

	The Company obtained a valuation of the Company's common stock. The purpose of the valuation was to provide the Company's management with information to be used in a going private transaction whereby the Company is seeking shareholder approval for a 10,000 for 1 reverse stock split and providing a cash payment for fractional shares of common stock. The transaction would have the effect of reducing the number of shareholders from 1,392 to 8 and the Company would no longer file reports under the Securities and Exchange Act of 1934. The Company expects the transaction to occur in the spring of 2004, and approximates the transaction to cost $731,497. The funds for this transaction will be obtained from working capital.

ITEM 4:  CONTROLS AND PROCEDURES

	As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's periodic SEC filings.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

	Currently, two lawsuits have been filed against Uptowner Inns, Inc. involving the same claimed acts of negligence. On November 5, 2003, a lawsuit was filed in the Circuit Court of Cabell County, West Virginia styled McFarland v. Piepenbrink and Uptowner Inns, Inc., Civil Action No.:03-C-0625; and, on January 14, 2004, a lawsuit was filed in the Circuit Court of Cabell County, West Virginia, styled Jeter v. Piepenbrink and Uptowner Inns, Inc., Civil Action No.:04-C-0039; In both cases the Plaintiffs seek judgment for unspecified damages against each of the Defendants compensating the Plaintiff for injuries and damages suffered after falling from a deck located on property owned by Defendant Piepenbrink. The lawsuit involves property which was conveyed to Defendant Piepenbrink by Rez.com, Inc. in July, 2001. This property was conveyed to Rez.com, Inc. by Uptowner Inns, Inc. in July, 1998. The incident in question occurred on or about May 10, 2003, well after this property was conveyed by the company to Rez.com, Inc., and accordingly, the company believes that it has no liability to Plaintiff. As such, the company intends to defend this litigation vigorously. Currently, the company is in process of answering the complaints and conducting preliminary discovery.

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




     b. The Company was not required to file Form 8-K for the quarter ended December 31, 2003.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl E. Midkiff,
                                         CEO and Secretary
		       February 16, 2004




		By /s/ David Robinson,
                                         CFO and Treasurer
		       February 16, 2004