Form 10-Q
period 2004-03-31
UPTOWNER INNS INC
filed 2004-05-13
CIK 102267

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20459
                                 FORM 10-Q



              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


FOR QUARTER ENDED MARCH 31, 2004, COMMISSION FILE NUMBER 0-1957


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

       Yes                X    No
_______                _______

Indicate the number of Shares outstanding of each of the Issuer's classes of Common Stock, as of the close of May 14, 2004.

      Class                            Outstanding at March 31, 2004
      ______                           _______________________________

Common Stock - $.50 par value          1,493,642 shares

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                   AT MARCH 31, 2004 and JUNE 30, 2003


                                         ASSETS

                                 March 31,          June 30,
                                    2004              2003
                                 (Unaudited)           (a)

Current Assets:
  Cash                           $    156,771   $  1,161,986
  Accounts and notes receivable       175,340        139,442
  Inventories                           4,417          4,483
  Prepaid expenses                     57,031         43,030
  Notes receivable                     30,000         30,000

  Total current assets                423,559      1,378,941


Property, Plant and Equipment:
  Land                                820,553        820,553
  Building and improvements         6,005,920      6,005,920
  Furniture and equipment           1,500,706      1,400,047
  Construction in progress          1,168,998        211,870


  Less accumulated
  depreciation
  and amortization                  1,579,631      1,345,436

  Property, plant and
  equipment - net                   7,916,546      7,092,954

Other Assets:
    Other assets                      291,161        363,740


    Total other assets                291,161        363,740

Total Assets                     $  8,631,266   $  8,835,635


                     UPTOWNER INNS, INC. AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                  AT MARCH 31, 2004 and JUNE 30, 2003

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                   March 31,         June 30,
                                     2004              2003
                                  (Unaudited)          (a)

Current Liabilities:
  Accounts payable                 $   177,730     $   163,427
  Accrued liabilities                   58,523         120,958
  Taxes other than Federal
   income taxes                        194,629         192,571
  Current portion of long-term
    debt                               153,290         153,290

     Total current liabilities         584,172         630,246


Long-Term Liabilities:
  Notes and mortgages payable        6,331,885       6,453,549

     Total liabilities               6,916,057       7,083,795


Stockholders' Equity:
  Common stock - par value
   $.50 per share; authorized
   5,000,000 shares; issued
   1,583,563 shares                    791,782         791,782
  Additional paid-in capital         1,032,290       1,032,290
  Retained earnings (deficit)          (68,038)        (32,744)
  Treasury stock, at cost (89,921
    and 87,246 Shares)                 (40,825)        (39,488)

    Total stockholders' equity       1,715,209       1,751,840

Total Liabilities and
Stockholders' Equity               $ 8,631,266     $ 8,835,635


(a) Financial information as of June 30, 2003 has been derived from the audited, consolidated financial statements of the registrant.

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, INC. AND SUBSIDIARY
                  CONSOLIDATED INCOME STATEMENT (UNAUDITED)
  For the periods of three and nine months ended March 31, 2004 and 2003

                                   Three Months Ended       Nine Months Ended
                                    2004         2003      2004          2003

Revenues:
  Rooms                         $ 687,381  $ 770,142  $ 2,125,456   $ 2,225,810
  Food and beverage                18,679     17,718       55,223        60,628
  Telephone                         6,570      3,628       13,412        13,765
  Rents                            11,853      6,024       19,882        14,025
  Other                             8,000      8,911       18,000        21,885

     Total revenues               732,483    806,423    2,231,973     2,336,113

Costs and Expenses:
  Operating Departments:
    Cost of sales                  33,841     31,993       93,430        96,147
    Salaries and wages            172,213    205,713      536,876       594,993
    Other                          60,583     48,957      185,410       177,636
  General and Administrative       95,893     81,521      250,032       214,277
  Advertising                      56,119     61,828      170,048       183,563
  Utilities                        38,093     42,240      102,376       106,518
  Repairs and Maintenance          18,961     25,219       52,368        63,193
  Interest                        134,334    135,208      405,457       411,013
  Taxes and licenses               65,989     62,479      187,636       189,733
  Insurance                        16,800      8,155       50,400        25,719
  Depreciation and Amortization    78,065     68,927      234,195       207,944

     Total costs and expenses     770,891    772,240    2,268,228     2,270,736

  Operating income (loss)         (38,408)    34,183      (36,255)       65,377
    Interest income                     -        (26)         961            30
Income from continuing operations (38,408)    34,157      (35,294)       65,407

Discontinued operations
  Income from operations of the
  discontinued component, including
  gain on disposal of $363,963-3mo;
  $379,321-9 mo for 2003                -    352,235            -       353,523

Net Income (Loss) before
  Income Taxes                    (38,408)   386,392      (35,294)      418,930

Income Taxes                            -          -            -             -

Net Income (Loss)               $ (38,408) $ 386,392     $(35,294)    $ 418,930

Earnings (Loss) per Share       $    (.03) $     .25     $(   .02)    $     .27

         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                       UPTOWNER INNS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (UNAUDITED)

             For the nine months ended March 31, 2004 and 2003


                                                2004           2003

Cash Flows From Operating Activities:
Net income (loss)                         $   (35,294)   $   418,930

Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization               234,195        231,568
  Gain on sale of asset                             -       (379,321)
  (Increase) decrease in other assets          72,579          8,991
  (Increase) decrease in current assets:
    Accounts receivable                       (35,898)      (177,387)
    Inventories                                    66            423
    Prepaid expenses                          (14,001)          (955)
  Increase (decrease) in current
  liabilities:
    Accounts payable                           14,303         15,245
    Accrued liabilities                       (62,435)       (85,219)
    Taxes other than Federal income tax         2,058       (158,236)

      Total adjustments                       210,867       (544,891)

Net Cash Provided by (Used in)
    Operating Activities                      175,573       (125,961)

                     UPTOWNER INNS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

             For the nine months ended March 31, 2004 and 2003



                                                       2004           2003

Cash Flows From Investing Activities:
  Proceeds from sale of real estate              $         -     $ 3,044,147
  Capital Expenditures                            (1,057,787)       (531,033)

     Net cash provided by (used in)
     investing activities                         (1,057,787)      2,513,114

Cash Flows From Financing Activities:
  Purchase of Treasury Stock                          (1,337)              -
  Payment on notes and mortgages                    (121,664)     (2,150,092)

     Net cash used in
     financing activities                           (123,001)     (2,150,092)

Net Increase (Decrease) in Cash
  and Cash Equivalents                            (1,005,215)        237,061

Cash and Cash Equivalents at Beginning of Year     1,161,986         803,660

Cash and Cash Equivalents at End of Period       $   156,771     $ 1,040,721


Supplemental Disclosures of Cash Flow Information:

Cash Paid During The Period For:
  Interest                                       $   405,457     $   438,380










         The accompanying notes to the consolidated financial statements are an integral part of these statements.

                     UPTOWNER INNS, AND SUBSIDIARY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              March 31, 2004



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

                            March 31, 2004

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

RESULTS OF OPERATION

   THREE MONTHS ENDED MARCH 31, 2004 AND 2003

     The Holiday Inn Hotel and Suites room revenues decreased 10.7% in the three months ended March 31, 2004 relative to the comparable period in 2003. The Holiday Inn Hotel and Suites' average occupancy percentage for the three months ended March 31, 2004 was 70.42%, a decrease of 7.98% relative to the comparable period in 2003. Management faults the nearby construction work and the decline in group business for the loss of income. Food and beverage revenues increased 5.4% in the quarter ended March 31, 2004 relative to the comparable period in 2003. Management credits increased weekend group business for the small improvement in food and beverage revenue.

         Total cost and expenses have decreased a very modest .2%. The 17.6% increase in general and administrative expenses is due in large part to the increased legal fees related to the going private transaction, discussed later in the Liquidity section of this Form 10Q. Salaries and wages expense have decreased 16.3%, showing that with the loss of revenue, management has done a good job controlling labor cost. The depreciation expense has increased due to the addition of fixed assets in fiscal year ended June 30, 2003. Insurance expense also continues to increase.

RESULTS OF OPERATION, CON'T.
   NINE MONTHS ENDED MARCH 31, 2004 AND 2003

	Room revenues have decreased by 4.5% in the nine months ended March 31, 2004 relative to the comparable period in 2003. Food and Beverage revenues have decreased by 8.9% in the nine months ended March 31, 2004 relative to the comparable period in 2003. This decrease is largely due to the complimentary meals provided to hotel guests as an incentive to stay at the property.

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, as measured by current assets divided by current liabilities, has decreased from 2.19 at June 30, 2003 to .73 at March 31, 2004.

         Liquidity has decreased significantly for this time period due to the cash purchase of land in Barboursville, WV for the site of a new Holiday Inn property (discussed in the following paragraph). It is likely that the Company's liquidity position will gradually decrease in the next two to three years. Management estimates that business will fall approximately 10% over this time period due to construction work near the hotel. The construction work for the new Pullman Square project is going on next to the hotel, and has caused many guests to leave the Holiday Inn property due to excessive early morning noise. Many guests have also left due to the lack of parking that the construction work has caused. The Company has already taken action to cut expenses to help make up for the shortfall in business. Consideration is also being given to adding a Director of Sales to assist the General Manager in bringing in new business. The breakeven point for the hotel is 61% in occupancy points and over and above the 61% occupancy is considered profit. In the past, hotel occupancy has averaged 72-74%. With an occupancy decline of 10%, management hopes to hold the average occupancy levels at 60-63%. With this projection, the profits will be eliminated and the hotel will function at breakeven level or 1% or 2% higher.

	There are also plans for the Company to add a new Holiday Inn property in Barboursville, WV, but it will probably be another one to two years before construction for that site begins. The Company has purchased the franchise agreement from Holiday Inn, and has also purchased the land needed for the new construction. The Company paid $808,000 for the land on February 25, 2004. The Company is planning to finance the new hotel with a 15 year amortization at approximately 7.25%. The projected start time for construction is July, 2005.

	During the last 40 years, the company has routinely bought and sold property and has built three hotels. At the end of April and while on a trip to Honduras, Mr. Midkiff spotted a dive resort for sale and took the opportunity to begin negotiations for the purchase of the resort.
Uptowner has placed a refundable $110,000 deposit toward the $2,600,000 purchase price while it decides whether to purchase the resort. The board of directors approved the transaction on May 12, 2004, and Uptowner hopes to close the transaction by June 15, 2004.

LIQUIDITY AND CAPITAL RESOURCES, CON'T.

A downpayment of $850,000 will be paid with the balance being seller financed at an interest rate of 71/2% and amortized over 20 years. Uptowner will mortgage the Barboursville property to finance the downpayment, and Mr. Midkiff will personally guarantee the loan for the downpayment and the seller financed portion of the transaction.

	The Company obtained a valuation of the Company's common stock. The purpose of the valuation was to provide the Company's management with information to be used in a going private transaction whereby the Company is seeking shareholder approval for a 25,000 for 1 reverse stock split and providing a cash payment for fractional shares of common stock. The transaction would have the effect of reducing the number of shareholders from 1,392 to 4 and the Company would no longer file reports under the Securities and Exchange Act of 1934. The Company expects the transaction to occur in the spring of 2004, and approximates the transaction to cost $822,447. The company has not yet obtained financing for this project.



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




     b. The Company was not required to file Form 8-K for the quarter ended March 31, 2004.

SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                      UPTOWNER INNS, INC.


                                  By /s/ Carl E. Midkiff,
                                         CEO and Secretary
		       May 13, 2004




		By /s/ David Robinson,
                                         CFO and Treasurer
		       May 13, 2004